Form 10QSB
period 1996-06-30
SOLOPOINT INC
filed 1996-09-19
CIK 1017545

                       SECURITES AND EXCHANGE COMMISION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended: June 30, 1996 or


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________


Commission file number:  0-21037


                                SOLOPOINT, INC.
            (Exact name of registrant as specified in its charter)


                California                           77-0337580

     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification Number)


            130B Knowles Drive
            Los Gatos, CA                               95030

(address of principal executive offices)            (zip code)


Registrant's telephone number, including area code:  (408)364-8850


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Echange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     No  X
                                        ---     ----

Indicate the number of shares outstanding of each of the issuer's class of common ("Common Stock"), as of the latest practicable date.


               CLASS                      OUTSTANDING AT AUGUST 8, 1996
       Common Stock - no par value                3,504,352

                                SOLOPOINT, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------
             PART I.  FINANCIAL INFORMATION


Item 1       Financial Statements (unaudited)

             Condensed Statement of Operations                              2
             three and six months ended June 30, 1996 and 1995
             and the period March 26, 1993 (inception) thru June 30, 1996

             Condensed Balance Sheet                                        3
             June 30, 1996

             Condensed Statements of Cash Flows                             5
             six months ended June 30, 1996 and 1995
             and the period March 26, 1993 (inception) thru June 30, 1996

             Notes to Condensed Financial Statements                        6

Item 2       Management's Discussion and Analysis of Financial              7
             Condition and Results of Operations

             PART II.  OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K                               9

             Signature                                                     10

PART 1.  FINANCIAL INFORMATION
- ------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                                            SOLOPOINT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                CONDENSED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                                                                                      PERIOD FROM
                                                                                                    MARCH 26, 1993
                                                                                                      (INCEPTION)
                                               THREE MONTHS ENDED              SIX MONTHS ENDED         THROUGH
                                                    JUNE 30                         JUNE 30             JUNE 30,
                                              1996         1995                 1996        1995          1996
                                           ---------     --------            ---------    --------     -----------
Revenues                                   $  34,141    $       -           $   34,141    $      -     $    34,141
Cost of sales                                 39,847            -               39,847           -          39,847
                                           ---------     --------            ---------    --------     -----------
Gross margin                                  (5,706)           -               (5,706)          -          (5,706)

Costs and expenses:
  Research and development                   277,124      326,791              747,783     579,337       2,577,901
  Sales and marketing                        184,382      126,845              362,963     209,247         864,543
  General and administrative                 265,318      118,597              622,341     192,767       2,046,757
                                           ---------     --------             --------    --------      ---------
                                             726,824      572,233            1,733,087     981,351       5,489,201
                                           ---------     --------           ----------    --------      ----------
Loss from operations                        (732,530)    (572,233)          (1,738,793)   (981,351)     (5,494,907)
Interest income (expense), net                (9,056)       5,265               (5,775)      5,889         (14,200)
                                           ---------     --------           ----------    --------      ----------
Net loss                                   $(741,586)   $(566,968)         $(1,744,568)  $(975,462)    $(5,509,107)
                                           =========    =========          ===========    =========    ===========

Pro forma net loss per share               $    (.38)                      $      (.88)
                                           =========                       ===========


Shares used in computing pro
  forma net loss per share                 1,957,087                         1,972,933
                                          ==========                        ==========


                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEET
                                    ASSETS
                                  (UNAUDITED)


                                                JUNE 30, 1996
                                                -------------
Current assets:
  Cash                                           $1,035,034
  Accounts receivable                                33,895
  Inventories                                       447,909
  Other current assets                               24,216
                                                 ----------
    Total current assets                          1,541,054

Furniture and equipment, at cost:
  Computers and software                            143,911
  Furniture and fixtures                            171,156
  Accumulated depreciation and amortization        (146,790)
                                                 ----------
                                                    168,277

Deposits and other assets                            28,000
Notes receivable from shareholders                   33,500
                                                 ----------
                                                 $1,770,831
                                                 ==========

                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEET
 LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                           (NET CAPITAL DEFICIENCY)
                                  (UNAUDITED)

                                                    JUNE 30, 1996
                                                    -------------
Current liabilities:
  Accounts payable                                    $  271,394
  Accrued compensation                                    77,432
  Other accrued liabilities                               23,243
  Notes payable, current portion                          23,321
  Convertible notes payable                            1,250,000
                                                      ----------

    Total current liabilities                          1,645,390

Notes payable, non-current portion                       168,174

Commitments

Redeemable convertible preferred stock; aggregate
 liquidation preference - $8,700,582                   5,454,977

Shareholders' equity (net capital deficiency):
  Common stock                                           202,016
  Deficit accumulated during the development stage    (5,542,226)
  Notes receivable from shareholders                    (157,500)
                                                      ----------
    Total shareholders' equity (net capital
    deficiency)                                       (5,497,710)
                                                      ----------
                                                     $ 1,770,831
                                                     ===========

                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                                   PERIOD FROM
                                                                                                                  MARCH 26, 1993
                                                                                                                   (INCEPTION)
                                                                                      SIX MONTHS ENDED              THROUGH
                                                                                           JUNE 30                  JUNE 30,
                                                                                     1996           1995              1996
                                                                                   --------------------------     --------------
OPERATING ACTIVITIES
Net loss                                                                           $(1,744,568)   $ (975,462)      $(5,509,107)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Common stock and preferred stock issued for services                                 17,817             -            29,750
   Preferred stock issued for interest payable                                          33,767             -            37,112
   Depreciation and amortization                                                        47,181        28,527           146,899
   Changes in operating assets and liabilities                                        (140,652)       18,945          (133,952)
                                                                                   -----------     ---------       -----------
Net cash used in operating activities                                               (1,786,455)     (927,990)       (5,429,298)

INVESTING ACTIVITIES
Acquisitions of furniture and equipment                                                (38,917)      (33,933)         (300,669)
Loan to shareholder                                                                          -             -           (35,000)
Payment received from shareholder                                                        1,500             -             1,500
Deposit and other assets                                                                     -        (3,160)          (28,110)
                                                                                   -----------     ---------       -----------
Net cash used in investing activities                                                  (37,417)      (37,093)         (362,279)

FINANCING ACTIVITIES
Proceeds from convertible notes payable to shareholders                                      -             -         1,120,000
Proceeds from convertible notes payable                                              1,250,000             -         1,563,000
Proceeds from notes payable                                                             92,408             -           193,518
Principal payments on capital lease obligations                                         (2,023)       (7,597)          (16,420)
Proceeds from sale of preferred stock, net of issuance costs                         1,178,657     1,345,286         3,951,622
Issuance of common stock, net of repurchases                                             8,847             -            14,891
                                                                                   -----------     ---------       -----------
Net cash provided by financing activities                                            2,527,889     1,337,689         6,826,611
                                                                                   -----------     ---------       -----------
Net increase in cash                                                                   704,017       372,606         1,035,034
Cash at beginning of period                                                            331,017       315,217                 -
                                                                                   -----------     ---------       -----------
Cash at end of period                                                              $ 1,035,034    $  687,823       $ 1,035,034
                                                                                   ===========    ==========       ===========

                            See accompanying notes.

                                SOLOPOINT INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. General   The condensed financial statements for the three and six month
   -------
   periods ended June 30, 1996 and 1995 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's amended Form SB-2 Registration Statement declared effective August 8, 1996. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Subsequent Events   In August 1996, the Company completed an initial public
   -----------------
   offering of its common stock which provided the Company with net proceeds of approximately $5.2 million.

3. Per Share Data   Net loss per share is computed using the weighted average
   --------------
   number of shares of common stock outstanding. Common equivalent shares from redeemable convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method or the modified treasury stock method where applicable) have been included in the computation when dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the anticipated public offering price during the period beginning one year prior to the initial filing of the registration statement for the Company's proposed initial public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the estimated initial public offering price).



                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    JUNE 30, 1996                   JUNE 30, 1996
                                            -------------------------------  ----------------------------
                                                1996             1995           1996            1995
                                            -------------------------------  ----------------------------

  Net loss per share                        $    (0.51)      $    (0.39)     $    (1.19)     $    (0.67)
                                             =========        =========       =========       =========
  Shares used in per share calculation       1,446,502        1,464,855       1,462,348       1,464,855
                                             =========        =========       =========       =========

  The pro forma calculation of net loss per share presented in the statement of operations has been computed as described above and also gives effect to the conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock upon the closing of the Company's initial public offering of shares of its common stock using the if-converted method.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

NET REVENUES

     The Company recorded its initial revenues of $34,141 in the quarter ended June 30, 1996. Since inception, the Company's focus has been on the design and development of personal communications management solutions for communications-dependent individuals. The Company's first product, SoloCall SmartCenter, is targeted at mobile, communications-dependent individuals in the SOHO market. The company introduced SoloCall SmartCenter at the end of March 1996. SoloCall SmartCenter currently has a 30-day, unconditional, money-back guarantee. Revenue is recognized when products are shipped and the 30-day money-back guarantee period has lapsed. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of accounts receivable.

     Net revenues for the three and six months ended June 30, 1996, increased $34,141 from zero revenues for the three and six months ended June 30, 1995. The increase in net revenues is entirely attributable to shipment of the Company's first product, SoloCall SmartCenter, at the end of March 1996. Sales were limited due to the lack of financial resources to launch and market the product and to expand distribution.

COSTS OF GOODS SOLD

     Cost of goods sold for the three and six months ended June 30, 1996, were 117% of sales or $39,847, as compared with $0 for the three and six months ended June 30, 1995. This was due to obsolete inventory write-downs of $15,000 for the three months ended June 30, 1996; low priced units offered to beta customers; free samples provided to prospective customers to open new distribution channels; early, low production volume and the hand re-working of certain items.

GROSS MARGIN

     Gross margin for the three and six months ended June 30, 1996, was negative 17%, or ($5,706) as compared with zero for the three and six months ended June 30, 1995. The negative gross margin was due to the high cost of goods sold explained in the prior section.

OPERATING EXPENSES

     Research and Development   Research and development expenses declined 15%
     ------------------------
in the quarter ending June 30, 1996, as compared with the quarter ending June 30, 1995, primarily due to reduced headcount. Research and development expenses increased 29% for the six months ending June 30, 1996 as compared with the six months ending June 30, 1995. The increase was due to increased headcount and increased engineering expenses incurred for prototypes and tooling for products under development. The Company anticipates that research and development expenses will grow in the third quarter and again in the fourth quarter of 1996, as it adds additional engineers and programmers, as well as incurs additional prototype and tooling costs for an expanded product line.

     Sales and Marketing   Sales and marketing expenses increased 45% and 73%,
     -------------------
respectively, in the three and six months ending June 30, 1996, as compared with the three and six months ending June 30, 1995, primarily due to increased expenses related to the launch of the company's first product, SoloCall SmartCenter. The Company anticipates that sales and marketing expenses will grow substantially in the third quarter and fourth quarter of 1996, as it increases marketing activities and efforts to expand distribution of its current and anticipated future products.

     General and Administrative   General and administrative expenses increased
     --------------------------
124% and 223%, respectively, in the three and six months ending June 30, 1996, as compared with the three and six months ending June 30, 1995, primarily due to increased headcount. The Company anticipates that general and administrative expenses will grow modestly in the third and fourth quarters of 1996 as it adds the additional finance and administrative personnel it needs to meet the increased reporting requirements of being a public company.

INTEREST INCOME (EXPENSE), NET

     For the three and six months ending June 30, 1996, the Company incurred interest expense of $9,056 and $5,775 respectively, as compared with interest income of $5,265 and $5,889 in the three and six months ending, June 30, 1995. The Company anticipates interest income will increase in the third and fourth quarters of 1996 primarily due to higher average cash balances resulting from the receipt of proceeds of the Company's initial public offering.

PROVISION FOR INCOME TAXES

     There was no provision for federal or state income taxes for the three and six month periods ending June 30, 1996, as the Company incurred net operating losses. The Company expects to incur a net operating loss for the year ending December 31,1996. As a result, the net operating loss carryforwards will increase. At December 31, 1995, the Company had federal and state net operating loss carryforwards of approximately $1,800,000. The Company also had federal and state research and development tax credit carryforwards of approximately $63,000 and $58,000, respectively. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. The Company's recent public offering may result in such an ownership change for purposes of Section 382 of the Code. If an ownership change were to occur, net operating losses and credits could expire before utilization. For financial reporting purposes, a valuation allowance of $1,500,000 has been recorded to offset deferred tax assets recognized under the Financial Accounting Standards No. 109, "Accounting for Income Taxes," primarily related to the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of $1,786,455 in its operating activities for the six months ending June 30, 1996. During the six months ending June 30, 1996, the Company financed its working capital requirements and capital expenditures primarily from the proceeds of the issuance of preferred stock totaling $1,178,657 and a convertible loan from Ameritech and 4C Ventures of $1,500,000 ($1,250,000 received in the quarter ended June 30, 1996 and $250,000 received in July 1996). The Company also increased the amount of its borrowings under its equipment lease line with Venture Lending and Leasing from $99,087 in the quarter endinG March 31, 1996, to $191,495 in the quarter ending June 30, 1996, as compared with $0 for the three and six months ending June 30, 1995.

     In August 1996, the Company completed an initial public offering of its common stock which provided the company with net proceeds of approximately $5.2 million. The Company expects to incur additional substantial losses at least through the end of calendar 1997, but anticipates that the net proceeds from its initial public offering, together with existing sources of liquidity, will provide adequate cash to fund its operations for the next twelve months at its anticipated level of operations.

FUTURE OPERATING RESULTS

     Since its inception in 1993, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At June 30, 1996, the Company had an accumulated deficit of $5,542,226, and had incurred operating losses of $1,738,793 in the six months ended June 30, 1996 and $732,530 in the three months ended June 30, 1996. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 1997.

     The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. Specifically, the Company expects that operating results will fluctuate as a result of the timing and success of the Company's efforts to establish and maintain distribution partners, the ability of the Company to develop new products on a timely basis, and the successful marketing and customer acceptance of its products. The Company's results are also affected by the timing and extent of product development, engineering, and sales and marketing expenses. The Company presently intends to devote substantial resources towards product development, which may affect its investment and performance in other activities and in turn affect reported operating results in future periods. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for its products, as well as by the general state of the domestic and global economy. The Company is currently in the process of investing substantial resources in the marketing and distribution of its product and there can be no assurance that these investments will produce operating results.

     This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include those referring to the Company's future capital needs and operating results, the acceptance of the products of the Company and its distribution partners and the extent of the Company's investment in the marketing and distribution of its product. Actual events and results could differ materially from those projected in the forward-looking statements as a result of a variety of factors, including those risk factors set forth in the preceding two paragraphs, elsewhere in this report, and in the Company's amended Form SB-2 declared effective August 8, 1996; especially those regarding the Company's operating results and future activities and those regarding the personal communications management market.


PART II.  OTHER INFORMATION
- ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

     11.1 - Weighted Average Shares Computation
     27   - Financial Data Schedule

b)   Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ending June 30, 1996.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   September 19, 1996                SOLOPOINT, INC.



                                          By: /s/ Edward M. Esber, Jr.
                                              --------------------------
                                              Edward M. Esber, Jr.
                                              CEO & President
                                              (Duly Authorized Officer
                                              and Principal Financial Officer)