Form 10QSB
period 1996-09-30
SOLOPOINT INC
filed 1996-11-12
CIK 1017545

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended: September 30, 1996 or


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _____________________


Commission file number:  0-21037


                                SOLOPOINT, INC.
             (Exact name of registrant as specified in its charter)


                 California                         77-0337580

      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)         Identification Number)

             130B Knowles Drive
               Los Gatos, CA                           95030
    (address of principal executive offices)         (zip code)


     Registrant's telephone number, including area code:     (408) 364-8850


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [_]   No [X]   (Registrant has been
subject to such filing requirements since August 6, 1996, the effective date of its Registration Statement on Form SB-2, and has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such date.)

Indicate the number of shares outstanding of each of the issuer's class of common ("Common Stock"), as of the latest practicable date.


             CLASS                             OUTSTANDING AT OCTOBER 31, 1996
   Common Stock - no par value                            3,493,280

                                SOLOPOINT, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
        PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements (unaudited)

        Condensed Statements of Operations                                   2
        three and nine months ended September 30, 1996 and 1995 and the period March 26, 1993 (inception) through September 30, 1996

        Condensed Balance Sheet                                              3
        September 30, 1996

        Condensed Statements of Cash Flows                                   5
        nine months ended September 30, 1996 and 1995 and the period March 26, 1993 (inception) through September 30, 1996

        Notes to Condensed Financial Statements                              6

Item 2  Management's Discussion and Analysis of Financial                    7
        Condition and Results of Operations


        PART II.  OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders                  9

Item 6  Exhibits and Reports on Form 8-K                                    11

        Signature                                                           12

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                PERIOD FROM
                                                                                                               MARCH 26, 1993
                                                                                                                (INCEPTION)
                                             THREE MONTHS ENDED                  NINE MONTHS ENDED                THROUGH
                                                SEPTEMBER 30                        SEPTEMBER 30                SEPTEMBER 30,
                                           1996              1995               1996            1995                1996
                                          -------------------------         ---------------------------        ---------------
Revenues                                  $  69,769    $        -           $   103,910     $         -          $   103,910
Cost of sales                                46,037             -                85,884               -               85,884
                                          ---------     ---------             ---------      ----------           ----------
Gross margin                                 23,732             -                18,026               -               18,026

Costs and expenses:
          Research and development          276,734       392,209             1,024,517         971,546            2,854,635
          Sales and marketing               306,619       172,315               669,582         381,562            1,171,162
          General and administrative        322,437       255,800               944,778         448,567            2,369,194
                                          ---------     ---------             ---------      ----------           ----------
                                            905,790       820,324             2,638,877       1,801,675            6,394,991
                                          ---------     ---------             ---------      ----------           ----------
Loss from operations                       (882,058)     (820,324)           (2,620,851)     (1,801,675)          (6,376,965)
Interest income, net                         26,514         2,492                20,739           8,381               12,314
                                          ---------     ---------             ---------      ----------           ----------
Net loss                                  $(855,544)   $ (817,832)          $(2,600,112)    $(1,793,294)         $(6,364,651)
                                          =========     =========            ==========      ==========           ==========

Net loss per share                        $    (.33)   $     (.56)          $     (2.02)    $     (1.22)
                                          =========     =========            ==========     ===========
Shares used in computing
    net loss per share                    2,570,875     1,464,855             1,284,936       1,464,855
                                          =========     =========             =========       =========

                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEET
                                     ASSETS
                                  (Unaudited)

                                                     SEPTEMBER 30, 1996
                                                     ------------------

Current assets:
          Cash                                            $5,558,959
          Accounts receivable                                103,586
          Inventories                                        605,302
          Other current assets                                15,432
                                                            --------
Total current assets                                       6,283,279

Furniture and equipment, at cost:
          Computers and software                             178,080
          Furniture and fixtures                             196,374
          Accumulated depreciation and amortization         (175,977)
                                                           ---------
                                                             198,477

Deposits and other assets                                     28,000
Notes receivable from shareholders                            33,500
                                                           ---------
Total assets                                              $6,543,256
                                                           =========

                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                            SEPTEMBER 30, 1996
                                                            ------------------
Current liabilities:
          Accounts payable                                     $   365,249
          Accrued compensation                                     103,256
          Other accrued liabilities                                 28,069
          Notes payable, current portion                            23,321
                                                                  --------
Total current liabilities                                          519,895

Notes payable, non-current portion                                 163,576

Shareholders' equity:
          Common stock                                          12,415,055
          Deficit accumulated during the development stage      (6,397,770)
          Notes receivable from shareholders                      (157,500)
                                                                ----------
 Total shareholders' equity                                      5,859,785
                                                                ----------
Total liabilities and shareholder's equity                     $ 6,543,256
                                                                ==========
                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                        PERIOD FROM
                                                                                                                      MARCH 26, 1993
                                                                                                                        (INCEPTION)
                                                                                           NINE MONTHS ENDED              THROUGH
                                                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                                                         1996               1995            1996
                                                                                      ------------------------------   -------------
OPERATING ACTIVITIES
Net loss                                                                               $(2,600,112)      $(1,793,294)   $(6,364,651)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Common stock and preferred stock issued for services                                  28,405             1,567         39,806
      Preferred stock issued for interest payable                                           33,767                 -         37,112
      Depreciation and amortization                                                         76,368            47,578        176,086
      Changes in operating assets and liabilities                                         (234,448)           84,558       (227,748)
                                                                                        ----------        ----------     ----------
Net cash used in operating activities                                                   (2,696,020)       (1,659,591)    (6,339,395)

INVESTING ACTIVITIES
Acquisitions of furniture and equipment                                                    (98,304)          (82,892)      (360,056)
Loan to shareholder                                                                              -                 -        (35,000)
Payment received from shareholder                                                            1,500                 -          1,500
Deposits and other assets                                                                        -           (11,608)       (28,110)
                                                                                        ----------        ----------     ----------
Net cash used in investing activities                                                      (96,804)          (94,500)      (421,666)

FINANCING ACTIVITIES
Proceeds from convertible notes payable to shareholders                                          -           943,208      1,120,000
Proceeds from convertible notes payable                                                  1,500,000                 -      1,813,000
Proceeds from notes payable                                                                 92,408                 -        193,518
Principal payments on capital lease obligations                                             (6,621)           (8,996)       (21,018)
Proceeds from sale of preferred stock, net of issuance costs                             1,178,657         1,345,286      3,951,622
Issuance of common stock, net of repurchases and issuance costs                          5,256,322             2,083      5,262,898
                                                                                        ----------        ----------     ----------
Net cash provided by financing activities                                                8,020,766         2,281,581     12,320,020
                                                                                        ----------        ----------     ----------
Net increase in cash                                                                     5,227,942           527,490      5,558,959
Cash at beginning of period                                                                331,017           315,217              -
                                                                                        ----------        ----------     ----------
Cash at end of period                                                                  $ 5,558,959       $   842,707    $ 5,558,959
                                                                                        ==========        ==========     ==========

                            See accompanying notes.

                                 SOLOPOINT INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1. General  The condensed financial statements for the three and nine month
   -------
   periods ended September 30, 1996 and 1995 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's amended Form SB-2 Registration Statement declared effective August 6, 1996. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Per Share Data  Net loss per share is computed using the weighted average
   --------------
   number of shares of common stock outstanding. Common equivalent shares from redeemable convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method or the modified treasury stock method where applicable) are not included in the computation as they are antidilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, for periods prior to August 6, 1996, the effective date of the Company's initial public offering, common and common equivalent shares issued by the Company at prices below the public offering price during the period beginning one year prior to the initial filing of the registration statement for the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to the offering (using the treasury stock method and the initial public offering price).

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

NET REVENUES

          Since inception, the Company's focus has been on the design and development of personal communications management solutions for communications-dependent individuals. The Company's first product, SoloCall SmartCenter, is targeted at mobile, communications-dependent individuals in the Small Office and Home Office ("SOHO") market. The Company introduced its flagship product, SoloCall SmartCenter, at the end of March 1996 with the initial shipment of its second product, SoloCall SmartMonitor, at the end of September 1996. The Company recorded its initial revenues in the quarter ended June 30, 1996. The Company's products currently have a 30-day, unconditional, money-back guarantee. Revenue is recognized when products are shipped and the 30-day money-back guarantee period has lapsed. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of accounts receivable.

          Net revenues for the three and nine months ended September 30, 1996, were $69,769 and $103,910 respectively. The Company received no revenues for the three and nine months ended September 30, 1995. The increase in net revenues is entirely attributable to shipment of the Company's first product, SoloCall SmartCenter. No revenue was recorded in the three and nine month periods ended September 30, 1996 from sales of SoloCall SmartMonitor due to the Company's revenue recognition policy.

COSTS OF GOODS SOLD

          Cost of goods sold for the three and nine months ended September 30, 1996 were $46,037 and $85,884 respectively, which were 66% and 83% of sales respectively. No goods were sold in the three and nine months ended September 30, 1995. The higher cost of goods sold for the nine month period was due to low priced units offered to beta customers; free samples provided to prospective customers to open new distribution channels; early, low production volume and the re-working of certain items. Cost of goods sold for the nine months ended September 30, 1996 was also impacted by write-downs of obsolete inventory of $15,000 during the second quarter of 1996.

GROSS MARGIN

          Gross margin for the three and nine months ended September 30, 1996, was 34% and 17% respectively. No goods were sold in the three and nine months ended September 30, 1995. The lower gross margin for the nine months ended September 30, 1996 was due to higher cost of goods sold as set forth above.

OPERATING EXPENSES

          Research and Development   Research and development expenses declined
          ------------------------
29% in the quarter ended September 30, 1996 to $276,734 as compared with expenses of $392,209 for the quarter ended September 30, 1995, primarily due to reduced headcount for the quarter ended September 30, 1996. Research and development expenses increased 5% to $1,024,517 for the nine months ended September 30, 1996 as compared with expenses of $971,546 for the nine months ended September 30, 1995. The increase was due to higher average headcount for the nine months ended September 30, 1996 relative to the prior year and increased engineering expenses incurred for prototypes and tooling for products under development. The Company anticipates that research and development expenses will increase in the fourth quarter of 1996 as it adds additional engineers and programmers as well as incurs additional prototype and tooling costs for products under development.

          Sales and Marketing  Sales and marketing expenses were $306,619 and
          -------------------
$669,582, respectively, in the three and nine months ended September 30, 1996 which was an increase of 78% and 75%, respectively, as compared with the three and nine months ending September 30, 1995, primarily due to increased expenses related to the launch of the Company's flagship product, SoloCall SmartCenter, as well as the introduction of its second product, SoloCall SmartMonitor, at the end of September 1996. The Company anticipates that sales and marketing expenses will continue to grow in future quarters, as it increases marketing activities and efforts to expand distribution of its current and anticipated future products.

          General and Administrative  General and administrative expenses in the
          --------------------------
three and nine months ended September 30, 1996 were $322,437, an increase of 26%, and $944,778, an increase of 111%, respectively, as compared with the three and nine months ended September 30, 1995, primarily due to increased headcount. The Company anticipates that general and administrative expenses will grow modestly in the fourth quarter of 1996 as it adds the additional finance and administrative personnel and systems necessary to meet the increased reporting requirements of being a public company.

INTEREST INCOME, NET

          Interest income reflects primarily interest on cash balances, which had been nominal until the completion of the Company's initial public offering in August 1996. The net proceeds from the initial public offering earned interest through investment in money market funds. For the three and nine months ended September 30, 1996 the Company recognized net interest income of $26,514 and $20,739 respectively, as compared with net interest income of $2,492 and $8,381 respectively for the same periods of the prior year.

PROVISION FOR INCOME TAXES

          There was no provision for federal or state income taxes for the three and nine month periods ending September 30, 1996, as the Company incurred net operating losses. The Company expects to incur a net operating loss for the year ending December 31, 1996. As a result, the net operating loss carryforwards will increase. At December 31, 1995, the Company had federal and state net operating loss carryforwards of approximately $1,800,000. The Company also had federal and state research and development tax credit carryforwards of approximately $63,000 and $58,000, respectively. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. The Company's recent public offering may result in such an ownership change for purposes of Section 382 of the Code. If an ownership change were to occur, net operating losses and credits could expire before utilization. For financial reporting purposes, a valuation allowance of $1,500,000 has been recorded to offset deferred tax assets recognized under the Financial Accounting Standards No. 109, "Accounting for Income Taxes," primarily related to the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

          The Company used cash of $2,696,020 in its operating activities for the nine months ending September 30, 1996. During the nine months ending September 30, 1996, the Company financed its working capital requirements and capital expenditures primarily from the proceeds of the issuance of preferred stock totaling $1,178,657 and convertible loans from Ameritech and 4C Ventures totaling $1,500,000 ($1,250,000 received in June 1996 and $250,000 received in July 1996). The $1,500,000 in convertible loans was converted to common stock concurrent with the Company's initial public offering during the quarter ended September 30, 1996.

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

FUTURE OPERATING RESULTS

          Since its inception in 1993, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At September 30, 1996, the Company had an accumulated deficit of $6,397,770, and had incurred operating losses of $2,620,851 in the nine months ended September 30, 1996 and $882,058 in the three months ended September 30, 1996. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 1997.

          The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. Specifically, the Company expects that operating results will fluctuate as a result of the timing and success of the Company's efforts to establish and maintain distribution partners, the ability of the Company to develop and release new products on a timely basis, and the successful marketing and customer acceptance of its products. The Company's results are also affected by the timing and extent of product development, engineering, and sales and marketing expenses. The Company presently intends to devote substantial resources towards product development, which may affect its investment and performance in other activities and in turn affect reported operating results in future periods. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for its products, changes in government regulations as well as by the general state of the domestic and global economy. The Company is currently in the process of investing substantial resources in the marketing and distribution of its products and there can be no assurance that these investments will produce positive operating results.

          This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's operating results, the market acceptance of the products of the Company, its efforts to establish and maintain distribution partners and the extent of the Company's investment in the marketing and distribution of its current products and research and development with regard to future products. Actual events and results could differ materially from those projected in the forward-looking statements as a result of a variety of factors, including those risk factors set forth in the preceding two paragraphs, elsewhere in this report, and in the Company's amended Form SB-2 declared effective August 6, 1996; especially those regarding the Company's operating results and future activities and those regarding the development of the personal communications management market.



PART II.  OTHER INFORMATION
---------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          A special meeting of shareholders was held on July 8, 1996 to vote on the following matters (all share numbers are pre-split unless indicated):

1. To elect Jean-Claude Asscher, Charlie Bass, Edward M. Esber, Jr., and Martin Mazner as directors to serve for the following year and until their successors are elected.

2. To approve the amendment of the Company's Articles of Incorporation to (i) effect a 1 for 10 reverse stock split, (ii) require the conversion of all Preferred Stock to Common Stock upon the closing of an initial public offering, and (iii) authorize 35,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

3. To approve the amendment of the Company's Articles of Incorporation subsequent to the Company's initial public offering in order to delete provisions of the Articles of Incorporation related to the currently outstanding Preferred Stock.

4. To approve and ratify a form of Indemnification Agreement to be entered into between the corporation and Jean-Claude Asscher, Charlie Bass, Edward
     M. Esber, Jr., and Martin Mazner, its directors, officers and agents.

5. To approve amendments to the corporation's Incentive Stock Plan to (i) increase the number of shares of Common Stock reserved for issuance thereunder, (ii) cause the 1993 Amended Incentive Stock Plan to comply with the provisions of Rule 16b-3 under the Securities Exchange Act of 1934, as amended and make certain other technical changes and (iii) limit the maximum number of shares which can be granted to any employee during any fiscal year.

6.   To ratify the loan made by the corporation in November 1995 to Martin
     McKendry.

7. To ratify the appointment of Ernst & Young LLP as independent public accountants of the corporation for the year ending December 31, 1996.


Results of the Shareholder Vote:

1.   Election of Directors:

     The Series A-3 Preferred shareholders voted only on the election of Charlie Bass as a director. All other nominees were voted on by the remaining shareholders. The election of directors was approved as follows:

                                            In Favor    Against   Withheld
                                           ----------   -------   --------

       Charlie Bass                         1,437,500         0          0

       Jean-Claude Asscher                 17,104,311   115,100          0

       Edward M. Esber, Jr.                17,104,311   115,100          0

       Martin Mazner                       17,104,311   115,100          0


                                            In Favor    Against   Withheld
                                           ----------   -------   --------

2.   Amendment and restatement of the      17,028,756   115,100     75,555
     Articles of Incorporation:


                                            In Favor    Against   Withheld
                                           ----------   -------   --------

3.   Amendment and restatement of the      17,028,756   115,100     75,555
     Articles of Incorporation
     subsequent to the Company's
     initial public offering:


                                            In Favor    Against   Withheld
                                           ----------   -------   --------

4.   Approval and ratification of form     17,104,311   115,100          0
     of Indemnification Agreement:

                                            In Favor    Against   Withheld
                                           ----------   -------   --------

5.   Amendment of 1993 Incentive Stock     17,104,311   115,100          0
     Plan:


                                            In Favor    Against   Withheld
                                           ----------   -------   --------

6.   Ratification of loan to Martin        17,219,411         0          0
     McKendry:


                                            In Favor    Against   Withheld
                                           ----------   -------   --------

7.   Ratification of Ernst & Young LLP     17,219,411         0          0
     as independent public accountants
     of the corporation for the year
     ending December 31, 1996:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

     11.1  -  Weighted Average Shares Computation
     27    -  Financial Data Schedule

B)   Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ending September 30, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   November 12, 1996               SOLOPOINT, INC.



                                        by:/s/Edward M. Esber, Jr.
                                        --------------------------

                                        Edward M. Esber, Jr.
                                        CEO & President
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)