Form 10KSB40
period 1996-12-31
SOLOPOINT INC
filed 1997-03-31
CIK 1017545

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-KSB

                                ---------------
(Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                      OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from       to       .

                        Commission file number: 0-21037

                                SOLOPOINT, INC.
            (Exact name of registrant as specified in its charter)


                  CALIFORNIA                                   77-0337580
                  ----------                                   ----------
 (State or other jurisdiction of incorporation
               or organization)                  (I.R.S. Employer Identification Number)
 ---------------------------------------------   ---------------------------------------
      130-B KNOWLES DRIVE, LOS GATOS, CA                          95030
      ----------------------------------                          -----
    (Address of principal executive office)                     (Zip Code)
    ---------------------------------------                     ---------

      Registrant's telephone number, including area code: (408) 364-8850

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                               (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 14, 1997 was approximately $10,061,868, based upon the closing price of such stock on March 14, 1997 as reported on NASDAQ.

  As of March 14, 1997, 3,499,780 shares of Common Stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information required by Items 5, 9, 10, 11 and 12 of Form 10-KSB is incorporated by reference from the Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1996.

  Transitional Small Business Disclosure Format:  Yes [_]  No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

  The following Business section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's operating results, the market acceptance of the products of the Company, its efforts to establish and maintain distribution partners, the development of new products and the Company's planned investment in the marketing and distribution of its current products and research and development with regard to future products. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: dependence on market acceptance of multifunction personal communications management products; lack of significant sales and distribution channels; the Company's ability to timely develop new products; business conditions and growth in the personal communications management industry and general economy; competitive factors, such as rival providers of personal communications management products and services, and price pressures; compatibility with a wide variety of switching configurations; reliance on sole source contract manufacturers and component suppliers; dependence on a limited number of key personnel; rapid technological changes; as well as other factors set forth elsewhere in this Form 10-KSB.

  SoloPoint, Inc. (the "Company") designs, develops and markets personal communications management solutions for communications-dependent individuals. The Company currently offers three products. The Company's first product, SmartCenter, integrates and enhances existing broad based communication services, like Voice Mail, to provide a feature rich, call management environment. The Company's second product, SmartMonitor, allows customers to monitor calls from a simultaneously ringing remote cellular or land-based phone. These two products are geared for mobile, communications-dependent Small Office and Home Office ("SOHO") individuals. The Company's third product, SmartScreen, allows a customer to monitor local phone calls that go into Voice Mail and to see that they have existing messages. The Company plans to develop and market an expanded line of easy-to-use and flexible personal call management solutions.

INDUSTRY OVERVIEW

  The number of communications-dependent individuals has increased in recent years, especially in the SOHO marketplace. These individuals include real estate agents, entrepreneurs, consultants, attorneys, accountants, service industry personnel and remote sales forces of corporations. According to BIS Strategic Decisions, a market research firm, there were over 14.5 million SOHO businesses in the United States at the end of 1995.

  The SOHO individuals' success is substantially dependent upon the ability to effectively manage business communications in a mobile environment, thereby enabling them to be more responsive to their customers. Missed calls, delayed responses to messages, or the appearance of an unprofessional image can cause potential customers or clients to take their business elsewhere. While many corporations provide a communications infrastructure for their employees that includes, among other things, secretarial and administrative support and computers and telephony services, mobile, communications-dependent SOHO individuals must address their personal communications management demands, typically without the benefit of such corporate communications infrastructures.

  SOHO individuals have attempted to address their communication needs through the use of single function communications devices, such as cellular telephones, pagers, fax machines and e-mail applications and broad based communication services, such as Voice Mail, Call Forwarding, Caller ID and Three-Way Calling, resulting in the creation of a confusing array of telephony services and products, many of which are incompatible. The Company believes that SOHO individuals require personal communications management solutions that do not compromise customer convenience at the expense of user accessibility, mobility and control.

  SoloPoint was founded to provide personal communications management products for communications-dependent individuals. Initially, the Company is targeting mobile, communications-dependent individuals in the SOHO marketplace with its SmartCenter and SmartMonitor products. SmartCenter integrates and enhances basic telephone services to provide a complete personal call management solution that allows mobile individuals to increase their accessibility while retaining control of their communications environment. SmartMonitor allows the customer to remotely monitor and take if they choose a call placed to their main phone number from a remote cellular or land-based phone.

  In addition, the Company offers SmartScreen which allows a broad range of customers, who have Voice Mail, to locally monitor calls, pick them up if they choose to and to visually see that they have existing messages.

STRATEGY

  The Company's objective is to be the leading provider of personal communications management solutions for individuals that are currently attempting to solve their communication needs through a multitude of broad based, basic communications services and single function products, but who require advanced features that integrate these basic services into a total communications solution. The Company's strategy for achieving this objective includes the following key elements:

 Leverage Proprietary Technology to Create an Innovative Line of Personal Communications Products

  The Company intends to continue to leverage the proprietary technology incorporated in SmartCenter to design and bring to market an innovative line of personal communications management products designed to meet the needs of a wide range of communications-dependent individuals. Although SmartCenter, a multifunction communications solution, is designed to meet the needs of mobile, communications-dependent SOHO individuals, the Company believes a substantial market opportunity exists to develop and introduce a family of lower priced, single function personal communications management products aimed at the higher volume consumer market. In September 1996, the Company began shipping the first product, SmartMonitor, whose technology has been derived from SmartCenter. In early 1997, the Company shipped its second derivative product, SmartScreen. The Company believes that this approach, if successful, should facilitate the establishment of brand name recognition, provide the Company certain manufacturing efficiencies and expand the Company's distribution and marketing capabilities.

 Establish Strategic Alliances and Business Relationships

  The Company intends to establish strategic alliances and business relationships with leading participants in various segments of the communications markets. The Company believes these alliances and relationships will enable it to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presence of these companies in establishing and maintaining the Company's own position in the communications industry. In accordance with this strategy, the Company has received equity investments from Ameritech and 4C Ventures. The Company's objective is to leverage these investments into strategic relationships involving marketing, distribution or manufacturing agreements.

 Combination of Telecommunications and Retail Distribution Channels

  The Company intends to implement a multichannel distribution strategy that will focus on the traditional telecommunications channel as well as the consumer retail channel. Due to the unique characteristics that the Company believes differentiate its products from most other personal communications management products, the Company believes that its current product line and any future personal communications management products will be sold primarily through cellular distributors, the Regional Bell Operating Companies ("RBOC") channel and to a lesser extent the retail channel. Accordingly, the Company intends to expend significant resources to create end-user demand, establish brand name recognition and provide support to its channel distributors.

SMARTCENTER

  SmartCenter, which the Company introduced in March 1996 and currently retails for $495 per unit, is a multifunction, communications management solution designed to meet the needs of mobile, communications-dependent SOHO individuals. SmartCenter includes the following components:

  SMARTCENTER COMMUNICATIONS APPLIANCE. SmartCenter is a highly integrated communications management hardware appliance that fits under a telephone, connects to two analog telephone lines and provides four general purpose extensions for connecting personal office telephone equipment. The core building block of SmartCenter is its efficient, feature rich, analog switching matrix, which provides many of the PBX-like functions of larger, more expensive switches. The configuration and management of SmartCenter can be accomplished through either the convenience of a voice-prompted, touch-tone menuing interface or a graphical configuration software application running on a PC that can be connected to SmartCenter's serial interface. SmartCenter can route, filter, prioritize and manage both incoming and outgoing calls through the use of its proprietary SmartFunctions technology.

  SMARTFUNCTIONS. SmartFunctions are SmartCenter features that collectively provide a communications management system for mobile, communications-dependent individuals. The Company has designed SmartCenter and intends to design any future personal communications management products to comply with specifications published by Bell Communications Research (the "Bellcore specifications"), which the Company believes are used by most United States local telephone service providers. SmartCenter's operation is entirely dependent upon the Bellcore specifications. Due, however, to the wide range of parameters contained within the Bellcore specifications, there are potentially a large number of local switch configurations utilized by such service providers. The Company has tested SmartCenter on only a limited number of local switch configurations and has discovered that SmartCenter's SmartMonitor feature is not compatible with GTE Corp. Voice Mail, a service provider that is heavily used in Los Angeles and the Saratoga/Los Gatos area of Northern California. There can be no assurance that SmartCenter or any of the Company's future personal communications management products will work in conjunction with existing or future switch configurations, or that local service providers have configured their switches to fully conform to the Bellcore specifications. The failure of SmartCenter or any of the Company's future personal communications management products to work in conjunction with existing or future switch configurations could have a material adverse effect on the Company's business, financial condition and results of operations.

  Since the Bellcore specifications are not predominantly used by service providers outside the United States, the Company does not intend to market or sell SmartCenter in foreign countries. While the Company intends to develop future personal communications management products to address foreign markets, there can be no assurance that the Company will be successful in its development efforts, or that any developed personal communications management products will function effectively, if at all, in any foreign markets.

  SmartMonitor Feature. The SmartMonitor feature enables users to monitor incoming office calls from either remote cellular or direct-dial land based telephones. When callers dial the office number, SmartCenter simultaneously rings users' local telephones and remote cellular or direct-dial land based telephones. Users can optionally monitor calls as messages are left on an answering machine. Users can also elect to instantly connect to callers by simply pushing a button or entering a Personal Identification Number ("PIN"). A key benefit of the SmartMonitor feature is that it enables users to be more accessible to their customers without disclosing their cellular or direct-dial land based numbers or their current locations. Additionally, callers are not inconvenienced by being put on hold. Another key feature of SmartMonitor is that users' office telephones and remote telephones ring simultaneously, so that users can answer their office telephones without having to disable the SmartMonitor feature.

  SmartScreen Feature. The SmartScreen feature enables users who utilize RBOC Voice Mail to screen and access incoming calls at their offices while callers are leaving messages on the users' RBOC Voice Mail. An added benefit of this feature is the ability to return callers to RBOC Voice Mail anytime during the call. This is convenient when callers have lengthy messages that users do not want to listen to immediately and can access at a later time.

  SmartMenus Feature. The SmartMenus feature enables users to present professional images of their businesses to callers by providing a customized, voice-prompted menuing system. SmartMenus permit callers to direct calls to answering machines, pagers, extensions, fax machines, or other remote telephone numbers. A key benefit of SmartMenus is its ability to allow callers to return to the main menu after a menu choice is made or if their selections are busy. Multiple SmartMenus can be configured and stored in SmartCenter at once for future use.

  SmartRouter Feature. The SmartRouter feature enables users to route incoming office calls to specified destinations based upon Caller ID, distinctive ring, time of day or day of week, thereby simplifying call management for users that have regular mobile schedules. Multiple Caller ID individuals or groups can be created and stored in SmartCenter. Callers within a specific Caller ID list will automatically be forwarded to the appropriate destination device previously programmed in SmartCenter.

  SmartID Feature. The SmartID feature enables users to route calls from selected callers to specified destinations when callers enter their PINs. Multiple PINs can be provided to different callers, enabling them to be routed to different destinations specified by users. The SmartID feature enhances the effectiveness of users' cellular telephones, while maintaining user privacy and control over their cellular telephone numbers.

SmartFax Feature. The SmartFax feature provides a number of fax management capabilities that make it easier and more convenient to send and receive faxes. These capabilities include:

  . Auto fax detection on either line. This capability can automatically detect incoming faxes on either line and route them to a fax machine or fax modem connected to one of SmartCenter's extension ports. Non-fax calls are handled normally by SmartCenter. This feature allows a single number to be given out for voice and fax calls, if desired.

  . Auto fax re-routing. This capability allows users to immediately re-route incoming faxes to other remote fax machines. SmartCenter can re-route incoming faxes from either line.

  . Auto fax interruption prevention. This capability prevents users from accidentally breaking into lines that are receiving faxes. If a user picks up an extension, SmartCenter automatically tries to find an unused outgoing line or if both lines are in use, it returns a line busy signal, thus preventing the interruption of the fax reception.

  SETUP AND CONFIGURATION. SmartCenter can be configured and managed through a customized, voice-prompted touch-tone menuing interface, either remotely or locally, or through SmartStart, SmartCenter's graphical configuration software application.

  Touch-Tone Menu. Most basic features of SmartCenter can be configured through voice-prompted touch-tone sequences, either from a local extension telephone or a remote telephone. Callers dialing in are required to enter a PIN to access the configuration menus, thus ensuring a secure communications environment.

  SmartStart Software Application. SmartStart, a graphical user interface, can be used to configure and manage SmartCenter. SmartStart is a full 32-bit Windows-based software application that can run under Windows 95, Windows NT and Windows 3.11 (with 32-bit extensions). With SmartStart, the user can configure any number of "call handlers" and store them on a PC. Any ten call handlers can be downloaded into SmartCenter. Once configured and downloaded, the SmartStart application can be terminated and the PC disconnected from SmartCenter. SmartStart provides the following key features:

  . Graphical call handler configurator. SmartStart provides visual templates for building call handlers, which instruct SmartCenter how to handle a call. These visual templates ease the ability to configure call handlers by providing a visual flow diagram of how SmartCenter will handle a call. Once created, using drag and drop object technology, users can place up to two call handlers on any line. Any number of call handlers can be pre-configured and stored on the hard drive of the PC.

  . Extensive configuration checking and problem resolution functions. SmartStart provides a number of configuration and error checking routines with extensive problem resolution hints. If a call handler is configured which requires line services that have not been subscribed to, such as Three-Way Calling or Caller ID, the call handler is presented with a "strike" through its title and a "possible cause" window is available for review.

  . Complete call logging and report generation. Detailed call logging is provided for every incoming and outgoing call. In addition to telephone number, length of call and time of call information, SmartCenter records Caller ID data, if available. Call Detail Records ("CDRs") are stored on the PC's hard drive in ASCII delimited files for importing into other applications.

  . Complete phonebook with Caller ID extensions. SmartStart comes with an enhanced phonebook that allows users to associate multiple telephone numbers and helpful icons with each entry. In addition, the phonebook supports Caller ID identification and grouping, so that callers can be automatically routed based upon Caller ID.

  . Easy to use setup and configuration wizards. Line and extension guides and wizards are provided for setting up incoming lines and extensions. These guides simplify initial setup, as well as any reconfiguration when adding new services. Working in conjunction with the configuration checking and problem resolution routines, SmartStart makes it easier to install SmartCenter into existing customer environments.

  The market in which the Company intends to compete is characterized by rapidly changing technology, frequent new product introductions, evolving industry standards and short product life cycles. Accordingly, the Company's success will be substantially dependent upon a number of factors, including its ability to identify and conform to emerging standards in the communications industry, differentiate its products from those of its competitors, achieve superior or competitive performance in its products, reduce manufacturing costs and quickly bring products to market. Further, short product life cycles are expected to expose SmartCenter and any of the Company's future products to the risk of obsolescence, and therefore may require the Company to frequently introduce competitive new and enhanced products. If the Company is unable to develop or obtain access to advanced communications technologies as they become available or is unable to design, develop, contract for the manufacture of and introduce competitive new and enhanced products on a timely basis, its business, financial condition and results of operations would be materially adversely affected.

  Products as complex as SmartCenter or any of the Company's future personal communications management products frequently contain undetected software or hardware errors when introduced or as new versions are released. The Company has experienced such errors in the past as the Company has performed alpha and beta testing on products in development. Although the Company is not presently aware of such an error which would materially and adversely affect product performance, there can be no assurance that SmartCenter and any of the Company's future personal communications management products will not experience errors in the future. From time to time, the Company may temporarily suspend or delay shipments or divert development resources from other projects to correct a particular product deficiency. Such efforts to identify and correct errors and make design changes may be expensive and time consuming. Failure to discover product defects in the future could result in delayed product introductions or shipments, the recall of previously shipped products, increased service and warranty costs, design modifications, unfavorable publicity, or strained relationships with distributors and strategic partners, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

SMARTMONITOR

  The Company's second product SmartMonitor, which was released with first customer shipment in September 1996, currently retails for $199.95. The SmartMonitor product, a derivative product of SmartCenter, enables users to monitor incoming office calls from either remote cellular or direct-dial land based telephones. When callers dial the office number, SmartMonitor simultaneously rings users' local telephones and remote cellular or direct-dial land based telephones. Users can optionally monitor calls as messages are left on an answering machine. Users can also elect to instantly connect to callers by simply pushing a button. A key benefit of the SmartMonitor is that it enables users to be more accessible to their customers without disclosing their cellular or direct-dial land based numbers or their current locations. Additionally, callers are not inconvenienced by being put on hold. Another key feature of SmartMonitor is that users' office telephones and remote telephones ring simultaneously, so that users can answer their office telephones without having to disable the SmartMonitor feature, as they would with RBOC Call Forwarding.

SMARTSCREEN

  The Company's third product, SmartScreen, was announced in January 1997 with first customer shipment in February 1997. This product retails for $99.95. The SmartScreen product, another derivative product of the SmartCenter, enables users who utilize RBOC Voice Mail to screen and access incoming calls at their offices while callers are leaving messages on the users' RBOC Voice Mail. An added benefit of this feature is the ability to return callers to RBOC Voice Mail anytime during the call. This is convenient when callers have lengthy messages that users do not want to listen to immediately and can access at a later time.

SMARTCENTER TECHNOLOGY

  The Company has developed a number of technology building blocks which the Company believes will enable it to quickly develop new hardware and software personal communications management products and to manufacture and package products at a low cost. The Company's most important hardware building block is the low cost, highly flexible analog switching core. In addition to implementing the basic PBX-like switching function, this circuit implements additional higher level PBX features such as DTMF detection/generation, silence detect, full/half duplex separation and call progress monitoring. Another key hardware building block is the automatic gain recovery circuitry, used to dynamically control the voice quality and volume between two central office lines that are connected together in either a half duplex or full duplex manner. The Company believes that this circuit significantly reduces any line loss, which might result in poor signal quality upon the connection of the two central office lines.

  The Company has a library of telephony-based software algorithms and Application Programming Interfaces ("APIs") which provide the basis of all the SmartFunctions in SmartCenter. These algorithms and APIs work in conjunction with the hardware to provide unique functionality.

SALES AND MARKETING

  The Company intends to sell its current product line and any future personal communications management products primarily through the cellular channel, the traditional RBOC channel and retail distributors ("Distributors"). The Company utilizes three direct sales personnel as well as a number of independent sales representatives in the sales process. The Company intends to continue to hire and train a sales, marketing and technical support staff to support its Distributors through education, training and customer assistance. In addition, the Company intends to expend significant resources on advertising, specialized packaging for diverse markets and point of sale displays to create end-user demand and establish brand name recognition for its products and any of the Company's future products.

  To date, the Company has not achieved material product revenues and there can be no assurance that the Company will achieve material product revenues in the future. The Company has no significant experience marketing its product line through Distributors or the RBOC channel. Additionally, certain Distributors may have little or no experience offering personal communications management products or may offer products that may compete with the Company's products or any of the Company's future personal communications management products. Additionally, Distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products, and agreements with these Distributors are generally terminable at the Distributors' option. There can be no assurance that the Company will be able to establish relationships with Distributors or, if established, that such relationships will be sustained. The Company's inability to develop relationships with Distributors, or a reduction in sales effort or termination of a Distributor's relationship with the Company, if established, could have a material adverse effect on the Company's business, financial condition and results of operations. Use of Distributors also entails the risk that such Distributors will accumulate inventories in anticipation of a growth in sales. If such growth does not occur as anticipated, these Distributors may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in the Company's business, financial condition and results of operations. The distribution industry has been characterized by rapid change, including consolidations and financial difficulties of distributors and the emergence of alternative distribution channels. In addition, there are an increasing number of companies competing for access to these channels. The loss or ineffectiveness of the Distributors would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company intends to permit its Distributors, under certain circumstances, to return a portion of their inventory to the Company for full credit against other purchases. In addition, if the Company reduces its prices, the Company will, under certain circumstances, credit its Distributors for the difference between the purchase prices of products remaining in their inventory and the Company's reduced prices for such products ("price protection"). There can be no assurance that actual returns and price protection will not have a material adverse effect on the Company's business, financial condition and results of operations, particularly since the Company intends to introduce new and enhanced products and is likely to face increasing price competition. In addition, the Company currently offers a 30-day unconditional money back guarantee and a limited one year warranty for all of the Company's products. Future warranty claims, returns, stock rotation exchanges, or price protection adjustments could be material, which would have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

  The Company's manufacturing operations consist of final integration and test of its products at the Company's facilities, in order to maintain overall product quality. The Company subcontracts the manufacture of all of the subassemblies of SmartCenter on a sole source basis offshore to CT Continental (for circuit board fabrication) and Wellex Corporation (for circuit board assembly). The Company subcontracts the manufacture of the subassemblies of SmartMonitor on a sole source basis to Wellex Corporation (for circuit board assembly) and AC International, Inc. (for circuit board fabrication). The Company is currently subcontracting the subassemblies of SmartScreen on a sole source basis to CT Continental offshore. The Company believes that there are alternative contract manufacturers which could produce such subassemblies, but it is not currently pursuing agreements or understandings with such alternative sources. To date, the contract manufacturers have not been required to assemble and deliver material quantities of subassemblies of SmartCenter. Sole source integrated circuit suppliers include but are not limited to Motorola, Inc., National Semiconductor Corporation, Exar Corporation and DSP Technology, Inc. There can be no assurance that such contract manufacturers or sole source integrated circuit suppliers will be able to supply the Company with sufficient quantities of subassemblies or components in a timely manner. If a contract manufacturer or sole source supplier were unable to assemble or deliver the Company's subassemblies or components in a timely manner, for any reason, the Company's business, financial condition and results of operations would be materially adversely affected. In the event of a reduction or interruption of supply to the Company of such subassemblies or components, it could take a significant period of time for the Company to qualify alternative suppliers, redesign the product as necessary and commence manufacturing. The Company's inability to obtain sufficient quantities of subassemblies or sole or limited source components in the future or to develop alternative sources in the future, could result in delays in product introductions or shipments, which could have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

  Since its inception, the Company has made a substantial investment in the research and development of SmartCenter. The Company believes that its future success, if any, will depend in large part on its ability to develop new products for new and existing markets. While the Company expects to continue to derive a portion of its revenues, if any, over the next 12 months from the sale of its existing products, the Company believes its future success will depend, in large part, on continuing to expand its product line beyond SmartCenter,

SmartMonitor and SmartScreen, as well as continuing to develop higher-end multifunction products. As of December 31 1996, the Company's product development staff consisted of three engineers. The Company does utilize consultants on a project basis from time to time. The Company's total expenses for research and development for the years ended December 31, 1996 and 1995 and for the period from inception to December 31, 1996 were $1,523,599, $1,385,769 and $3,353,717, respectively. The Company anticipates that it will continue to commit substantial resources, financial and otherwise, to research and development in the future.

COMPETITION

  The market for communications products is highly competitive and characterized by rapid technological change, frequent new product introductions, short product life cycles, evolving industry standards and significant price erosion over the life of a product. Within specific ranges of functionality, the Company experiences and expects to continue to experience competition from many sources, including but not limited to: (i) companies that provide communications management services, such as Priority Call Management, Inc., Wildfire Communications, AccessLine Technologies, Inc. and RBOCs such as Ameritech Corporation and Pacific Bell; (ii) companies that directly provide personal communications management products, such as Bogen Communications, Inc., Beond Communications, Centrepoint s/w Technologies, Incorporated, Datacom and Jetstream Communications, Inc.; and (iii) large consumer electronics companies that offer telephony products, such as enhanced answering machines, including AT&T Corporation, Sony Corporation, Panasonic Company and others. The Company believes that there will be intense competition between companies that provide communications management services, such as RBOCs, and companies that directly provide communications management products.

  Most of the Company's present and potential competitors have substantially greater financial, marketing, technical and other resources than the Company. Furthermore, the Company also expects to compete with companies that have substantial manufacturing, marketing and distribution capabilities, areas in which the Company has limited or no experience. Increased competition, direct and indirect, could materially adversely affect the Company's revenues and profitability through pricing pressure and loss of market share. There can be no assurance that the Company will be able to compete successfully against existing and new competitors as the market evolves, and the level of competition increases. The failure to compete successfully against existing and new competitors would have a material adverse effect upon the Company's business, financial condition and results of operations.

  Current and potential competitors have established and may establish cooperative relationships with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than can the Company. There can be no assurance that these competitive pressures will not materially adversely affect the Company's business, financial condition and results of operations.

  The Company believes that the principal competitive factors affecting its market include product features, compatibility with a wide variety of switching configurations, price, ease of use, quality, customer service and support and Company and product reputation.

INTELLECTUAL PROPERTY RIGHTS

  The Company relies upon a combination of patents, trademarks and non-disclosure agreements in order to establish and protect its proprietary rights. The Company has filed applications for patents covering SmartCenter and intends to continue to file applications for any of the Company's future products. There can be no assurance that patents will issue from any of its pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the right granted thereunder will provide proprietary protection to the Company. Since United States patent applications are maintained in secrecy until patents issue and since the publication of inventions in technical or patent literature tend to lag behind such inventions by several months, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications, that it was the first to file patent applications for such inventions or that the Company is not infringing on the patents of others.

  The Company intends to trademark some of its proprietary product names and logos and claims copyright protection for its proprietary software. There can be no assurance that the Company can obtain trademarks or that the copyright protection will be adequate. Litigation may be necessary to enforce the Company's patents, if issued, trademarks, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations regardless of the final outcome of such litigation.

  Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful.

  The Company has received a letter from a third-party asserting certain patents for various telephone call processing products and seeking to enter into licensing agreements with the Company with respect to such patents. The Company is currently reviewing the offer to determine the need for any such licensing agreements. There can be no assurance that the Company will not be obligated to defend itself in court against allegations of infringement of third-party patents or that the Company would prevail in any such litigation seeking either damages or an injunction against the sale of the Company's products. An adverse outcome in such a suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology. Management does not believe, based on information available to date, that the outcome of this matter will have a material effect on the Company's financial position, results of operations or cash flows.

PERSONNEL

  As of December 31, 1996, the Company employed 18 people on a full-time basis. Of these, nine were responsible for research and development, three responsible for sales and marketing, four responsible for finance and administration and two responsible for operations. The Company also utilizes consultants to fulfill certain projects in the area of engineering as well as corporate marketing. The Company's employees are not represented by a union and the Company considers its relationship with its employees to be good.

  The Company's future success depends substantially upon the efforts of certain of its executive officers and key technical and other employees, many of who have recently joined the Company and none of whom are covered by key man life insurance. Edward M. Esber, Jr. joined the Company in October 1995 as President, Chief Executive Officer, Chief Financial Officer and Director. Arthur G. Chang joined the Company in February 1996 as Chief Operating Officer and Vice President of Research and Development. Bryan Kerr joined the Company in June 1996 as Vice President of Sales and Marketing. Ronald J. Tchorzewski joined the Company in October 1996 as Vice President of Finance. Donald Nanneman joined the Company in January 1997 as Vice President of Product Marketing.

  The Company's ability to successfully market and distribute SmartCenter and any future personal communications management products will require it to attract, retain and motivate additional key employees, including product support, research and development and sales and marketing personnel. There can be no assurance that the Company will be successful in achieving any of these goals, and the failure to do so would have a material adverse effect on the Company's business, financial conditions and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

  The Company leases approximately 8,200 square feet in a facility in Los Gatos, California. The facility is subject to a lease which expires in September 1997 renewable at the Company's option for one additional year. The current monthly rent is approximately $7,442. The Company believes that its current facilities are sufficient to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Since the Company's initial public offering on August 6, 1996, the Company's Common Stock has been traded on the NASDAQ "Small Cap" Market System under the symbol "SLPT". As of December 31, 1996 there were 3,499,780 shares of Common Stock outstanding and 35,000,000 shares of Common Stock were authorized.

  The following table sets forth the range of the high and the low closing sales price for each of the periods indicated for shares of the Company's Common Stock.

   1996

   QUARTER ENDED                                                    HIGH   LOW
   -------------                                                    ----- -----
   September 30, 1996 (from August 6, 1996)........................ $5.34 $2.61
   December 31, 1996............................................... $3.50 $1.75

  As of March 14, 1997 there were 97 holders of record of Common Stock.

DIVIDEND POLICY

  The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain earnings, if any, for future growth and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

  Information required by this item, recent sales of unregistered securities, will be contained in the Company's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's operating results, the market acceptance of the products of the Company, its efforts to establish and maintain distribution partners, the development of new products and the Company's planned investment in the marketing and distribution of its current products and research and development with regard to future products. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: dependence on market acceptance of multifunction personal communications management products; lack of significant sales and distribution channels; the Company's ability to timely develop new products; business conditions and growth in the personal communications management industry and general economy; competitive factors, such as rival providers of personal communications management products and services, and price pressures; compatibility with a wide variety of switching configurations; reliance on sole source contract manufacturers and component suppliers; dependence on a limited number of key personnel; rapid technological changes; as well as other factors set forth elsewhere in this Form 10-KSB.

 Results of Operations

NET REVENUES

  Since inception, the Company's focus has been on the design and development of personal communications management solutions for communications-dependent individuals. The Company's first product, SmartCenter, is targeted at mobile, communications-dependent individuals in the Small Office and Home Office ("SOHO") market. The Company introduced its flagship product, SmartCenter, at the end of March 1996 with the initial shipment of its second product, SmartMonitor, at the end of September 1996. The Company recorded its initial revenues in the quarter ended June 30, 1996. The Company's products currently have a 30-day, unconditional, money-back guarantee. Revenue is recognized when products are shipped and the 30-day money-back guarantee period has lapsed. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of revenue and accounts receivable.

  Revenues for the year ended December 31, 1996, were $380,113. The Company received no revenues during the year ended December 31, 1995. The increase in net revenues is mainly attributable to shipment of the Company's first product, SmartCenter. Revenue during the year ended December 31, 1996 from sales of SmartMonitor was minimal.

DEPENDENCE ON KEY CUSTOMERS

  During the year ended December 31, 1996, two customers, Office Depot and Hello Direct, accounted for approximately 56% and 19% of revenues, respectively. There can be no assurance that such customers will continue to order similar volume of product from the Company. A significant reduction in sales volume attributable to the loss of any of the Company's customers, or the Company's inability to collect accounts receivable from any major customer could have a materially adverse effect on the Company's business, financial condition and results of operations.

COSTS OF GOODS SOLD

  Cost of goods sold for the year ended December 31, 1996 was $289,050, which was 76% of revenue. No goods were sold during the year ended December 31, 1995. The high percentage of cost of goods sold for the year ended December 31, 1996 was primarily due to low priced units offered to customers who had participated in beta testing; free samples provided to prospective customers to open new distribution channels; early, low production volume and the re-working of certain items. Cost of goods sold for the year ended December 31, 1996 was also impacted by write-downs of obsolete inventory of $15,000 during the second quarter of 1996.

GROSS MARGIN

  Gross margin for the year ended December 31, 1996, was 24%. No goods were sold in the year ended December 31, 1995. The lower gross margin for the year ended December 31, 1996 was due to higher cost of goods sold as set forth above.

OPERATING EXPENSES

  Research and Development Research and development expenses were $1,523,599 for the year ended December 31, 1996 as compared to $1,385,769 for the year ended December 31, 1995. This increase of 10% resulted principally from higher average headcount for the twelve months ended December 31, 1996 relative to the prior year and increased engineering expenses incurred for prototypes and tooling for products under development. The Company anticipates that research and development expenses will increase in the future as it adds additional engineers and programmers as well as incurs additional prototype and tooling costs for products under development.

  Sales and Marketing Sales and marketing expenses were $1,120,400 for the year ended December 31, 1996 as compared to $501,580 for the year ended December 31, 1995. This increase of 123% is primarily due to increased expenses related to the marketing and the launch of the Company's flagship product, SmartCenter, as well as the introduction of its second product, SmartMonitor, at the end of September 1996. The Company anticipates that sales and marketing expenses will continue to grow in future quarters, as it increases marketing activities and efforts to expand distribution of its current and anticipated future products.

  General and Administrative General and administrative expenses were $1,117,974 for the year ended December 31, 1996, as compared to $777,123 for the year ended December 31, 1995. This increase of 44% is primarily due to increased headcount and the higher professional services costs associated with being a public company. The Company anticipates that general and administrative expenses will grow in absolute dollars, but may decrease as a percentage of revenue, as it adds the infrastructure and systems necessary to meet the increased reporting requirements of being a public company.

OTHER INCOME (EXPENSE)

  Other income is comprised primarily of interest income on cash balances, which had been nominal until the completion of the Company's initial public offering in August 1996. The net proceeds from the initial public offering earned interest through investment in money market funds. For the year ended December 31, 1996 the Company recognized interest income of $108,774 compared with interest income of $12,850 for the year ended December 31, 1995. This was offset by interest expense of $32,476 for the year ended December 31, 1996 and interest expense of $22,857 for the year ended December 31, 1995.

PROVISION FOR INCOME TAXES

  There was no provision for federal or state income taxes for the year ended December 31, 1996 as the Company incurred net operating losses. As a result, the net operating loss carryforwards have increased. At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $3,800,000 and $3,700,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $80,000 and $50,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 1998 through 2011, if not utilized. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. The Company's recent public offering may result in such an ownership change for purposes of Section 382 of the Code. If an ownership change were to occur, net operating losses and credits could expire before utilization. For financial reporting purposes, a valuation allowance of $3,052,000 has been recorded to offset deferred tax assets recognized under the Financial Accounting Standards No. 109, "Accounting for Income Taxes," primarily related to the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1996, the Company had cash of $4,066,825 and working capital of $4,788,146. The Company used cash of $4,142,417 in its operating activities for the year ended December 31, 1996. Principal uses of cash were to fund the Company's net loss and increases in accounts receivable of $327,916 and inventories of $479,060. During 1996, the Company financed its working capital requirements and capital expenditures primarily from the sale of equity securities and convertible debt. The Company received proceeds from the issuance of preferred stock totaling $1,178,657 and convertible loans from Ameritech and 4C Ventures totaling $1,500,000 ($1,250,000 received in June 1996 and $250,000 received in July 1996). The $1,500,000 in convertible loans was converted to common stock concurrent with the Company's initial public offering during the quarter ended September 30, 1996. In August 1996, the Company completed an initial public offering of its common stock which provided the Company with net proceeds of approximately $5,200,000.

  The Company expects to incur additional substantial losses at least through the end of calendar year 1997, but anticipates that its existing capital resources will provide adequate cash to fund its operations for the next twelve months at its anticipated level of operations. However, the Company may seek additional funding during calendar 1997 and will likely require additional funding after such time. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Failure to obtain funding would have a material adverse effect on the Company's business, financial condition and results of operations. In February 1997, the Company entered into a $1,500,000 Line of Credit with Silicon Valley Bank which is based upon accounts receivable. As of December 31, 1996 the Company did not have any significant commitments for capital or other expenditures.

FUTURE OPERATING RESULTS

  Since its inception in 1993, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At December 31, 1996, the Company had an accumulated deficit of $7,391,269, and had incurred operating losses of $3,670,910 and $2,664,472 for the years ended December 31, 1996 and 1995, respectively. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 1997.

 Potential Fluctuations in Quarterly Results

  The Company anticipates that it will experience significant fluctuations in operating results in the future. Fluctuations in operating results may result in volatility in the price of the Company's common stock. Operating results may fluctuate as a result of many factors, including volume and timing of orders received, if any, during the period, the timing of commercial introduction of future products and enhancements, competitive products and the impact of price competition on the Company's average selling prices, product announcements by the Company and its competition and the Company's level of research and development and sales and marketing activities. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the personal communications management market, the Company's failure to introduce competitive new and enhanced products in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's operating and other expenses are relatively fixed in the short term. As a result, variations in timing of revenues, if any, will cause significant variations in quarterly results of operations. Notwithstanding the difficulty in forecasting future sales, the Company generally must undertake its research and development and sales and marketing activities and other commitments months or years in advance. Accordingly, any shortfall in product revenues, if any, in a given quarter may materially adversely affect the Company's business, financial condition and results of operations due to the inability to adjust expenses during the quarter to match the level of product revenues, if any, for the quarter. Once commitments for such expenditures are undertaken, the Company may be unable to reduce them quickly if product revenues are less than expected. In addition, the Company's sales expectations are based entirely on its internal estimates of future demand. Due to these and other factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful, and should not be relied upon as indications of future performance.

ITEM 7. FINANCIAL STATEMENTS

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

  The Board of Directors and Shareholders
  SoloPoint, Inc.

  We have audited the accompanying balance sheets of SoloPoint, Inc. (a development stage company, formerly SoHo Communications, Inc.) as of December 31, 1996 and 1995 and the related statements of operations, redeemable convertible preferred stock and shareholders' equity (net capital deficiency) and cash flows for the years then ended and for the period from inception (March 26, 1993) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SoloPoint, Inc. (a development stage company) at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and for the period from inception (March 26, 1993) to December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

  Palo Alto, California
  February 10, 1997

                                SOLOPOINT, INC.
                         (a development stage company)

                                 BALANCE SHEETS

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------
Assets
Current assets:
 Cash and cash equivalents.............................. $4,066,825  $  331,017
 Accounts receivable, net of allowances of $20,777......    327,916         --
 Inventories............................................    835,254     356,194
 Other current assets...................................     39,330      11,671
                                                         ----------  ----------
Total current assets....................................  5,269,325     698,882
Furniture and equipment, at cost:
 Computers and software.................................    231,479     128,994
 Furniture and fixtures.................................    148,944     147,156
                                                         ----------  ----------
                                                            380,423     276,150
 Accumulated depreciation and amortization..............    205,165      99,609
                                                         ----------  ----------
                                                            175,258     176,541
Deposits and other assets...............................     37,997      28,000
Notes receivable from shareholder.......................        --       35,000
                                                         ----------  ----------
Total assets............................................ $5,482,580  $  938,423
                                                         ==========  ==========
Liabilities, redeemable convertible preferred stock and
 shareholders' equity
 (net capital deficiency)
Current liabilities:
 Accounts payable....................................... $  299,926  $  350,712
 Accrued compensation...................................    137,872      23,853
 Convertible notes payable to shareholders..............        --    1,120,000
 Convertible notes payable..............................        --      313,000
 Notes payable, current portion.........................     39,594       9,710
 Other accrued liabilities..............................      3,787         --
                                                         ----------  ----------
Total current liabilities...............................    481,179   1,817,275
Notes payable, non-current portion......................    140,165      91,400
Commitments
Redeemable convertible preferred stock:
  Issued and outstanding shares--0 at December 31, 1996,
   599,585 in 1995......................................        --    2,798,513
Shareholders' equity (net capital deficiency):
 Preferred stock, no par value;
  Authorized shares--5,000,000 (10,000,000 in 1995)
  Issued and outstanding shares--see redeemable
  convertible preferred stock above.....................        --          --
 Common stock, no par value:
  Authorized shares--35,000,000 (20,000,000 in 1995)
  Issued and outstanding shares--3,499,780 in 1996,
   425,164 in 1995...................................... 12,410,005      17,852
 Deficit accumulated during the development stage....... (7,391,269) (3,786,617)
 Notes receivable from shareholders.....................   (157,500)
                                                         ----------  ----------
Total shareholders' equity (net capital deficiency).....  4,861,236  (3,768,765)
                                                         ----------  ----------
Total liabilities, redeemable convertible preferred
 stock and shareholders' equity (net capital
 deficiency)............................................ $5,482,580  $  938,423
                                                         ==========  ==========

                            See accompanying notes.

                                SOLOPOINT, INC.
                         (a development stage company)

                            STATEMENTS OF OPERATIONS

                                        YEAR ENDED DECEMBER 31,
                                       --------------------------
                                                                   PERIOD FROM
                                                                    MARCH 26,
                                                                       1993
                                                                   (INCEPTION)
                                                                     THROUGH
                                                                   DECEMBER 31,
                                           1996          1995          1996
                                       ------------  ------------  ------------
Revenues.............................  $    380,113  $        --   $    380,113
Cost of sales........................       289,050           --        289,050
                                       ------------  ------------  ------------
Gross margin.........................        91,063           --         91,063
Costs and expenses:
 Research and development............     1,523,599     1,385,769     3,353,717
 Sales and marketing.................     1,120,400       501,580     1,621,980
 General and administrative..........     1,117,974       777,123     2,542,390
                                       ------------  ------------  ------------
Loss from operations.................     3,670,910     2,664,472     7,427,024
Other income (expense):
 Interest income.....................       108,774        12,850       126,346
 Other income........................         1,000         2,000         3,000
 Interest expense....................       (32,476)      (22,857)      (60,473)
                                       ------------  ------------  ------------
Net loss.............................  $ (3,593,612) $ (2,672,479) $ (7,358,151)
                                       ------------  ------------  ============
Net loss per share...................  $      (1.46) $      (1.35)
                                       ============  ============
Shares used in computing net loss per
 share...............................     2,461,715     1,974,329
                                       ============  ============


                             See accompanying notes

                                SOLOPOINT, INC.
                         (a development stage company)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
               AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)




                                                       REDEEMABLE                         DEFICIT                     TOTAL
                                                       CONVERTIBLE                      ACCUMULATED     NOTES     SHAREHOLDERS'
                                                     PREFERRED STOCK   COMMON STOCK     DURING THE    RECEIVABLE   EQUITY (NET
                                                    ----------------- ----------------  DEVELOPMENT      FROM        CAPITAL
                                                    SHARES   AMOUNT    SHARES   AMOUNT     STAGE     SHAREHOLDERS  DEFICIENCY)
                                                    ------- --------- --------  ------  -----------  ------------ -------------
 Issuance of founders' stock in November 1993 at
  $.001 per share...............................        --  $     --   300,000  $ 300   $      --       $ --       $      300
 Common stock to be issued in January 1994......        --        --       --   3,675          --         --            3,675
 Series A-1 redeemable preferred stock to be
  issued in January 1994........................        --    250,000      --     --           --         --              --
 Issuance of Series A-1 redeemable preferred
  stock.........................................     25,000       --       --     --           --         --              --
 Recapitalization exchange of common stock for
  Series A-1 redeemable preferred stock at $.04
  per share.....................................      7,500       300 (300,000)  (300)         --         --             (300)
 Issuance of Series A-1 redeemable preferred
  stock in exchange for services in January 1994
  at $10.00 per share...........................         13       125      --     --           --         --              --
 Issuance of common stock from January 1994
  through April 1994 at $.01 per share..........        --        --   396,100    286          --         --              286
 Issuance of common stock in exchange for
  services, from February 1994 through October
  1994 at prices ranging from $.01 to $.40 per
  share.........................................        --        --    16,870  4,935          --         --            4,935
 Issuance of Series A-2 redeemable preferred
  stock in May 1994 at $3.50 per share, less
  issuance costs of $8,653......................     78,571   266,347      --     --           --         --              --
 Issuance of Series A-2 redeemable preferred
  stock in May 1994 at $3.50 per share in
  exchange for interest payable.................        956     3,345      --     --           --         --              --
 Issuance of Series A-3 redeemable preferred
  stock in July and August of 1994 at $4.00 per
  share, less issuance costs of $13,292.........    143,750   561,708      --     --           --         --              --
 Issuance of Series A-4 redeemable preferred
  stock in December 1994 at $4.50 per share,
  less issuance costs of $6,587.................     82,378   364,114      --     --           --         --              --
 Net loss from inception through December 31,
  1994..........................................        --        --       --     --    (1,092,060)       --       (1,092,060)
                                                    ------- --------- --------  -----   ----------      -----      ----------
Balance at December 31, 1994....................    338,168 1,445,939  412,970  8,896   (1,092,060)       --       (1,083,164)
 Issuance of common stock in exchange for
  services from January 1995 through December
  1995 at prices ranging from $.40 to $.50 per
  share.........................................        --        --    14,086  6,873          --         --            6,873
 Issuance of common stock from July 1995 through
  November 1995 at $.50 per share...............        --        --     2,400  1,200          --         --            1,200
 Exercise of stock options......................        --        --     2,375    950          --         --              950
 Repurchase of common stock.....................        --        --    (6,667)   (67)         --         --              (67)
 Issuance of Series A-4 redeemable preferred
  stock in January 1995 at $4.50 per share, less
  issuance costs of $3,583......................     18,417    79,295      --     --           --         --              --
 Issuance of Series A-5 redeemable preferred
  stock from March 1995 through May 1995 at
  $5.00 per share, less issuance costs of
  $13,227.......................................    154,000   756,773      --     --           --         --              --
 Issuance of Series A-6 redeemable preferred
  stock in June 1995 at $6.00 per share, less
  issuance costs of $15,572.....................     85,000   494,428      --     --           --         --              --
 Net loss.......................................        --        --       --     --    (2,672,479)       --       (2,672,479)
 Accretion of redeemable preferred stock........        --     22,078      --     --       (22,078)       --          (22,078)
                                                    ------- --------- --------  -----   ----------      -----      ----------

                                SOLOPOINT, INC.
                         (a development stage company)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
           AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) (CONTINUED)

                                                         REDEEMABLE
                                                         CONVERTIBLE
                                                       PREFERRED STOCK          COMMON STOCK
                                                    ----------------------  ----------------------
                                                                                                      DEFICIT
                                                                                                    ACCUMULATED     NOTES
                                                                                                    DURING THE    RECEIVABLE
                                                                                                    DEVELOPMENT      FROM
                                                      SHARES      AMOUNT     SHARES      AMOUNT        STAGE     SHAREHOLDERS
                                                    ----------  ----------  ---------  -----------  -----------  ------------
Balance at December 31, 1995........                   595,585  $2,798,513    425,164  $    17,852  $(3,786,617)  $     --
 Exercise of stock options..........                       --          --      26,141       11,281          --          --
 Repurchase of common stock.........                       --          --     (52,813)        (528)         --          --
 Conversion of A-6 to A-7 redeemable
  preferred stock...................                    17,000         --         --           --           --          --
 Issuance of common stock at $.50
  per share.........................                       --          --      11,000        5,500          --          --
 Issuance of Series A-7 redeemable
  preferred stock for bridge notes
  in February 1996..................                   286,600   1,433,000        --           --           --          --
 Issuance of Series A-7 redeemable
  preferred stock from February 1996
  through March 1996 at $5.00 per
  share, less issuance costs of
  $18,843...........................                   239,500   1,178,657        --           --           --          --
 Issuance of common stock for notes
  receivable........................                       --          --     315,000      157,500          --     (157,500)
 Issuance of redeemable preferred
  stock in exchange for services
  from January 1996 through July
  1996..............................                     8,004      40,000        --           --           --          --
 Issuance of Series A-7 redeemable
  preferred stock in March 1996 at
  $5.00 per share in exchange for
  interest payable..................                     6,753      33,767        --           --           --          --
 Accretion of redeemable preferred
  stock.............................                       --       11,040        --           --       (11,040)        --
 Issuance of common stock in
  exchange for services for 1996....                       --          --      16,302       26,767          --          --
 Issuance of common stock in
  exchange for bridge note..........                       --          --     300,000    1,500,000          --          --
 Issuance of common stock in
  exchange for interest associated
  with bridge note..................                       --          --       2,544       12,720          --          --
 Shares repurchased.................                    (5,000)    (20,000)   (42,000)     (63,000)         --          --
 Conversion of redeemable preferred
  stock to common stock upon public
  offering in August 1996...........                (1,148,442) (5,474,977) 1,148,442    5,474,977          --          --
 Issuance of common stock upon the
  initial public offering net of
  issuance costs of $1,483,064......                       --          --   1,350,000    5,266,936          --          --
 Net loss...........................                       --          --         --           --    (3,593,612)        --
                                                    ----------  ----------  ---------  -----------  -----------   ---------
Balance at December 31, 1996........                       --   $      --   3,499,780  $12,410,005  $(7,391,269)  $(157,500)
--------------------------------------------------
                                                    ==========  ==========  =========  ===========  ===========   =========
                                                        TOTAL
                                                    SHAREHOLDERS'
                                                     EQUITY (NET
                                                       CAPITAL
                                                     DEFICIENCY)
                                                    -------------
Balance at December 31, 1995........                 $(3,768,765)
 Exercise of stock options..........                      11,281
 Repurchase of common stock.........                        (528)
 Conversion of A-6 to A-7 redeemable
  preferred stock...................                         --
 Issuance of common stock at $.50
  per share.........................                       5,500
 Issuance of Series A-7 redeemable
  preferred stock for bridge notes
  in February 1996..................                         --
 Issuance of Series A-7 redeemable
  preferred stock from February 1996
  through March 1996 at $5.00 per
  share, less issuance costs of
  $18,843...........................                         --
 Issuance of common stock for notes
  receivable........................                         --
 Issuance of redeemable preferred
  stock in exchange for services
  from January 1996 through July
  1996..............................                         --
 Issuance of Series A-7 redeemable
  preferred stock in March 1996 at
  $5.00 per share in exchange for
  interest payable..................                         --
 Accretion of redeemable preferred
  stock.............................                     (11,040)
 Issuance of common stock in
  exchange for services for 1996....                      26,767
 Issuance of common stock in
  exchange for bridge note..........                   1,500,000
 Issuance of common stock in
  exchange for interest associated
  with bridge note..................                      12,720
 Shares repurchased.................                     (63,000)
 Conversion of redeemable preferred
  stock to common stock upon public
  offering in August 1996...........                   5,474,977
 Issuance of common stock upon the
  initial public offering net of
  issuance costs of $1,483,064......                   5,266,936
 Net loss...........................                  (3,593,612)
                                                    -------------
Balance at December 31, 1996........                 $ 4,861,236
                                                    =============

                            See accompanying notes.

                                SOLOPOINT, INC.
                         (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                 PERIOD FROM
                                                               MARCH 26, 1993
                                    YEAR ENDED DECEMBER 31,      (INCEPTION)
                                    ------------------------       THROUGH
                                       1996         1995      DECEMBER 31, 1996
                                    -----------  -----------  -----------------
OPERATING ACTIVITIES
Net loss..........................  $(3,593,612) $(2,672,479)    $(7,358,151)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
 Common stock and preferred stock
  issued for services.............       66,767        6,873          78,700
 Common stock and preferred stock
  issued for interest payable.....       46,487           --          49,832
 Depreciation.....................      105,556       68,381         205,274
 Changes in operating assets and
  liabilities:
  Accounts Receivable.............     (327,916)          --        (327,916)
  Inventories.....................     (479,060)    (356,194)       (835,254)
  Other assets and liabilities....      (23,872)      (6,548)        (35,543)
  Accounts payable................      (50,786)     282,210         299,926
  Accrued compensation............      114,019         (151)        137,872
                                    -----------  -----------     -----------
Net cash used in operating
 activities.......................   (4,142,417)  (2,677,908)     (7,785,260)
INVESTING ACTIVITIES
Acquisitions of furniture and
 equipment........................     (104,273)    (125,935)        366,025
Loan to shareholder...............           --      (35,000)        (35,000)
Payment received from shareholder.        1,500           --           1,500
Deposits and other assets.........       (9,997)      (3,050)        (38,107)
                                    -----------  -----------     -----------
Net cash used in investing
 activities.......................     (112,770)    (163,985)       (437,632)
FINANCING ACTIVITIES
Proceeds from convertible notes
 payable to shareholders..........           --    1,120,000       1,120,000
Proceeds from convertible notes
 payable..........................    1,500,000      313,000       1,813,000
Proceeds from notes payable.......       90,386      101,110         191,496
Principal payments on notes
 payable..........................      (11,737)      (8,996)        (26,134)
Proceeds from sale of preferred
 stock, net of issuance costs.....    1,178,657    1,330,496       3,951,622
Repayment of bridge loan..........           --           --              --
Issuance of common stock, net of
 repurchases......................    5,233,689        2,083       5,239,731
                                    -----------  -----------     -----------
Net cash provided by financing
 activities.......................    7,990,995    2,857,693      12,289,717
                                    -----------  -----------     -----------
Net increase in cash and cash
 equivalents......................    3,735,808       15,800       4,066,825
Cash and cash equivalents at
 beginning of period..............      331,017      315,217              --
                                    -----------  -----------     -----------
Cash and cash equivalents at end
 of period........................  $ 4,066,825  $   331,017     $ 4,066,825
                                    ===========  ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
Cash paid during the period for:
 Interest.........................  $    33,831  $     2,080     $    39,866
                                    ===========  ===========     ===========
 Income taxes.....................  $       800  $     1,600     $     6,400
                                    ===========  ===========     ===========
SUPPLEMENTAL DISCLOSURES OF
 NONCASH INVESTING AND FINANCING
 ACTIVITIES
Equipment acquired under capital
 lease financing..................  $        --  $        --     $    14,397
                                    ===========  ===========     ===========
Conversion of preferred stock to
 common stock.....................  $ 5,474,977  $        --     $ 5,474,977
                                    ===========  ===========     ===========
Accretion of preferred stock......  $    11,040  $    22,078     $    33,118
                                    ===========  ===========     ===========
Common stock issued for note
 receivable from shareholder......  $   157,500  $        --     $   157,500
                                    ===========  ===========     ===========
Common and preferred stock
 forfeited for note receivable....  $    33,500  $        --     $    33,500
                                    ===========  ===========     ===========
Conversion of notes payable to
 common stock.....................  $ 1,500,000  $        --     $ 1,500,000
                                    ===========  ===========     ===========
Conversion of notes payable to
 preferred stock..................  $ 1,433,000  $        --     $ 1,433,000
                                    ===========  ===========     ===========

                             See accompanying notes

                                SOLOPOINT, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  SoloPoint, Inc. (the "Company") was incorporated on March 26, 1993. The Company changed its name from SoHo Networks, Inc. to SoHo Communications, Inc. in September 1993 and from SoHo Communications, Inc. to SoloPoint, Inc. in October 1995. The Company designs, develops and markets personal communications management solutions for communications dependent individuals. Through December 31, 1995, the Company was active in product development, financial planning, the acquisition of facilities and equipment, raising capital and had begun to build inventory. The Company began shipping its first product in March 1996 with its second product shipping in September 1996. Only limited revenues have been realized through December 31, 1996; as a result, the Company is still considered to be in the development stage.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Inventories

  Inventories consist principally of fabricated boards and integrated circuits and are valued at the lower of cost (determined on the first-in, first-out
(FIFO) basis) or market. Realization of the value of inventories is dependent upon the Company achieving adequate levels of revenues. Inventories at December 31, consist of the following:

                                                                 1996     1995
                                                               -------- --------
      Raw materials..........................................  $345,886 $183,049
      Work-in-process........................................   355,236  142,427
      Finished goods.........................................   134,132   30,718
                                                               -------- --------
                                                               $835,254 $356,194
                                                               ======== ========

 Furniture and Equipment

  Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives of three to five years.

 Software Development Costs

  The Company expenses software development costs incurred prior to establishing technological feasibility as incurred. Software development expenses that would be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Software Development Costs," which have been incurred after the product has reached technological feasibility have not been material and, accordingly, have been charged to operations as incurred.

 Revenue Recognition

  Revenue is recognized when products are shipped and the 30-day money-back guarantee period has lapsed. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of revenue and

                                SOLOPOINT, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED) accounts receivable. While the Company closely monitors product returns to maintain appropriate allowances, actual product returns may differ from the Company's estimates, and such differences may be material to the financial statements.

 Per Share Data

  Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from redeemable convertible preferred stock and from stock options and warrants are not included in the computation as they are antidilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the public offering price during the period beginning one year prior to the initial filing of the registration statement for the Company's initial public offering have been included in the calculation as if they were outstanding for periods prior to the initial public offering (using the treasury stock method and the initial public offering price).

  The 1995 calculation of net loss per share presented in the statement of operations has been computed as described above and also gives effect to the conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock upon the closing of the Company's initial public offering using the if-converted method.

NOTE 2. NOTES RECEIVABLE FROM SHAREHOLDER

  The Company loaned $35,000 in cash to a shareholder in two installments in November 1995. The notes were secured by common and redeemable convertible preferred stock owned by the shareholder. Interest was payable bimonthly at 7% per annum. Payments for these notes were received in August 1996 upon the completion of the Company's initial public offering.

NOTE 3. NOTES PAYABLE

  In December 1995, the Company borrowed $101,110 from Venture Lending and Leasing pursuant to a promissory note. The note is secured by the Company's furniture and equipment. The note is due in monthly installments of $2,841 with interest payable monthly and at specified dates at rates ranging from 12% to 15.17%. In April 1996 and June 1996 the Company borrowed an additional $45,193 and $45,193, respectively, from Venture Lending and Leasing pursuant to promissory notes. The 1996 notes are secured by the Company's furniture and equipment. The notes are due in monthly installments of $1,270 each with interest payable monthly and at specific dates at a rate of 15.53%. In connection with the loans, the Company issued to the lender a warrant to purchase the Company's Series B redeemable convertible preferred stock in the amount of $32,000 at a per share price equal to the most recent venture capital equity financing after December 11, 1995. The redeemable convertible preferred stock was converted to common stock and the warrants were converted into warrants to purchase the same number of common shares at the completion of the Company's initial public offering in August 1996. Future maturities of notes payable for the years ended December 31 are as follows:

        1997............................................... $ 39,594
        1998...............................................   46,107
        1999...............................................   51,078
        2000...............................................   42,980
                                                            --------
                                                            $179,759
                                                            ========

                                SOLOPOINT, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  In June 1996, the Company issued a total of $1,500,000 of convertible notes to Ameritech and 4C Ventures. The notes accrued interest at 5.76% per annum and were due on June 14, 1997. In connection with the issuance of these notes, the Company also issued to the note holders warrants to purchase an aggregate of 60,000 shares of the Company's common stock at an exercise price equal to the Company's initial public offering price. Pursuant to the convertible notes and warrant agreements, the Company appointed one representative from each of the two convertible note holders to the Company's Board of Directors. These notes were converted to 300,000 shares of common stock in connection with the Company's initial public offering.

NOTE 4. CONVERTIBLE NOTES PAYABLE TO SHAREHOLDERS

  In October and November 1995, the Company borrowed $1,120,000 from certain existing preferred and common shareholders and $313,000 from others in exchange for promissory notes and warrants to purchase $286,000 of the Company's Series A-7 redeemable convertible preferred stock at an exercise price per share equivalent to the Series A-7, redeemable convertible preferred stock issuance price. The notes were unsecured with interest at 5.75% per annum.

  In February 1996, the notes were converted into 286,600 shares of Series A-7 redeemable convertible preferred stock (see Note 6). At the completion of the Company's initial public offering, the warrants to purchase Series A-7 preferred stock were converted into warrants to purchase the same number of common shares.

NOTE 5. INCOME TAXES

  As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $3,800,000 and $3,700,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $80,000 and $50,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 1998 through 2011, if not utilized.

  Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  Deferred income taxes reflect the net tax effects of carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, are as follow:

                                                            1996        1995
                                                         ----------  ----------
      Deferred tax assets:
       Net operating loss carryforwards................. $1,500,000  $  722,000
       Research credits.................................    133,000     101,000
       Capitalized research costs.......................  1,383,000     654,000
       Other............................................     36,000      23,000
                                                         ----------  ----------
      Total deferred tax assets.........................  3,052,000   1,500,000
      Valuation allowance for deferred tax assets....... (3,052,000) (1,500,000)
                                                         ----------  ----------
      Net deferred tax assets........................... $      --   $      --
                                                         ==========  ==========

  The valuation allowance increased by $1,552,000 and $1,040,000 for 1996 and 1995, respectively.

                                SOLOPOINT, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 6. SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

  In February 1996, the Company amended its Articles of Incorporation to increase the number of shares of authorized common and preferred stock to 35,000,000 and 25,000,000, respectively. The Company then issued 624,855 shares of Series A-7 preferred stock at $5.00 per share, in exchange for cash of $1,200,500 and cancellation of $1,433,000 of convertible notes payable plus $30,770 of accrued interest. Investors purchasing Series A-7 preferred shares for cash were issued a warrant to purchase 50% of the number of shares they purchased resulting in the issuance of warrants for 120,500 shares of Series A-7 preferred stock at an exercise price of $5.00 per share. Holders of convertible notes payable who converted their notes into Series A-7 preferred and purchased shares of Series A-7 preferred for cash as requested by the Company, were issued additional warrants to purchase the number of shares of Series A-7 preferred stock that when combined with the warrants previously issued in connection with the convertible promissory notes, equaled 50% of the number of shares of Series A-7 preferred purchased in the financing by cash or cancellation of indebtedness. This resulted in the issuance of warrants to purchase an additional 66,900 shares of Series A-7 preferred stock at $5.00 per share. As part of the Series A-7 financing, 76,667 shares of Series A-6 preferred stock were converted into 92,000 shares of Series A-7 preferred stock.

  In connection with the completion of the Company's initial public offering in August 1996, all of the shares of preferred stock were converted into shares of common stock and the warrants to purchase Series A-7 preferred stock converted into warrants to purchase common stock.

  In July 1996 the Company amended its Articles of Incorporation to reduce the number of shares of authorized preferred stock to 5,000,000 and to effect a one for ten reverse stock split. All share and per share information has been restated to reflect the reverse stock split.

 Common Stock

  Certain issuances of common stock are subject to repurchase agreements. At December 31, 1995, there were approximately 23,990 shares subject to such repurchase rights by the Company at $.01 to $.50 per share.

  In February and May 1996, the Company issued a total of 215,000 and 100,000 shares respectively, of common stock at $.50 per share to certain officers in exchange for promissory notes totaling $107,500 and $50,000 respectively, secured by such stock. These notes receivable are recorded as an offset to shareholders' equity in the balance sheet. The Company also issued 11,000 shares of common stock at $.50 per share for $5,500 in cash to a director.

 Employee Stock Option Plan

  The Company's 1993 Incentive Stock Plan (the Plan) provides for the grant of incentive stock options and nonstatutory stock options to employees, directors and consultants of the Company. Incentive stock options may be granted at prices ranging from 100% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant as determined by the Board of Directors. The price for nonstatutory stock options is determined by the Board of Directors. The options generally vest at a rate of 25% one year after the grant date and one-forty eighth every month thereafter. The vesting and exercise provisions of the option grants are determined by the Board of Directors. Common stock purchased prior to the Company's initial public offering on August 6, 1996 under the Plan is subject to a right of repurchase by the Company.

                                SOLOPOINT, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
  Activity under the Plan was as follows:

                                                     OPTIONS OUTSTANDING
                                              ---------------------------------
                                                NUMBER          WEIGHTED
                                               OF SHARES AVERAGE EXERCISE PRICE
                                              ---------- ----------------------
     Balance at March 26, 1993...............       --           $  --
      Granted................................   64,700           $ .40
                                               -------
     Balance at December 31, 1994............   64,700           $ .40
      Granted................................   62,300           $ .50
      Exercised..............................   (2,375)          $ .40
                                               -------
     Balance at December 31, 1995............  124,625           $ .45
      Granted................................  161,667           $3.07
      Exercised..............................  (26,141)          $ .44
      Canceled...............................  (75,060)          $ .46
                                               -------
     Options outstanding at December 31,
      1996...................................  185,091           $2.77
                                               =======
     Shares available for grant at December
      31, 1996...............................   90,079
                                               =======
     Outstanding options exercisable at
      December 31, 1996......................   20,825
                                               =======

 Stock-based Compensation

  As permitted under FASB No. 123, "Accounting for Stock-based Compensation" ("FASB 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

  Pro forma information regarding net income and earnings per share is required by FASB 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. Limitations of the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The Company's plan awards employee stock options, ("Options"), at time of hire and occasionally as incentive awards. The fair value of the Company's stock-based awards to employees for the years ended December 31, was estimated assuming no expected dividends and the following weighted-average assumptions:

               OPTIONS TO PURCHASE COMMON STOCK         1996   1995
        ----------------------------------------------- -----  -----
        Expected life (in years).......................  4.00   3.33
        Expected volatility............................  0.70   0.70
        Risk free interest rate........................  6.45%  6.42%
        Fair value..................................... $1.44  $ .20

                                SOLOPOINT, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  --------------------------------------------- --------------------------
     RANGE OF                WEIGHTED AVERAGE
     EXERCISE     NUMBER OF REMAINING CONTRACT WEIGHTED AVERAGE NUMBER OF WEIGHTED AVERAGE
       PRICE       SHARES     LIFE IN YEARS     EXERCISE PRICE   SHARES    EXERCISE PRICE
     --------     --------- ------------------ ---------------- --------- ----------------
     $ .40-$3.00    93,591         9.07             $1.38        20,045        $ .79
     $3.13-$4.25    91,500         9.52             $4.20           780        $4.25
                   -------                                       ------
                   185,091                                       20,825
                   =======                                       ======

  The effect of applying the Black-Scholes value method in determining the fair values of stock options did not result in pro forma net loss and net loss per share that are materially different from historical amounts reported. Therefore, such pro forma information is not presented herein.

 Warrants

  In connection with a debt financing agreement entered into in November 1993, the Company issued warrants to purchase 8,570 shares of Series A-2 preferred stock at $3.50 per share. The warrants are currently exercisable, subject to certain antidilution provisions and expire ten years after the date of grant. As of December 31, 1996 the Company had issued 6,400 warrants to a third party at an exercise price of $5.00 per share as part of an equipment financing agreement. In connection with the Series A-7 redeemable convertible preferred financing agreement the Company issued warrants to purchase 244,270 shares of Series A-7 preferred stock at $5.00 per share between August 1995 and March 1996. In connection with a bridge note, entered into in June 1996, the Company issued warrants to purchase 60,000 shares of common stock at $5.00 per share. In connection with the Company's initial public offering, in August 1996, the Company issued warrants to purchase 135,000 shares of common stock at $6.00 per share. Upon the closing of the Company's initial public offering on August 6, 1996 all warrants to purchase preferred stock became exercisable for an equivalent number of shares of common stock at an identical per share exercise price.

  Warrants outstanding at December 31, 1996 are as follows:

                                 NUMBER OF EXERCISE PRICE
            TYPE OF SHARES        SHARES     PER SHARE       EXPIRATION DATE
      -------------------------- --------- -------------- ----------------------
      Common....................    8,570      $3.50      November 2003
      Common....................    6,400      $5.00      December 2005
      Common....................  244,270      $5.00      August 1999-March 2000
      Common....................   60,000      $5.00      June 2000
      Common....................  135,000      $6.00      August 2000

  The Company believes that the value of these warrants at the date of issuance was not material and no value has been attributed to them in these financial statements.

 Common Stock Reserved

  As of December 31, 1996, the Company has reserved shares of common stock for future issuance as follows:

        Warrants............................................ 454,240
        Stock option plan................................... 275,170
                                                             -------
                                                             729,410
                                                             =======

                                SOLOPOINT, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 7. RETIREMENT PLAN

  The Company has a deferred compensation plan for all full-time employees which qualifies under Section 401(k) of the Internal Revenue Code. The Plan provides for discretionary employer contributions to the Plan. As of December 31, 1996 there have been no employer contributions to the Plan.

NOTE 8. COMMITMENT

  The Company leases its facilities under a noncancelable operating lease that expires on September 30, 1997. The lease is renewable at the Company's option for one additional year. Total rent expense for the years ended December 31, 1996 and 1995 was $116,000 and $78,138, respectively. Future minimum lease payments under the noncancelable facilities lease total $66,986.

NOTE 9. MAJOR CUSTOMERS

  During the year ended December 31, 1996, two customers, Office Depot and Hello Direct, accounted for approximately 56% and 19% of revenues, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information about the Company's directors required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

  Information required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report:

    1. Exhibits

        The following exhibits are filed as part of, or incorporated by reference into, this report.

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENTS
 ------- ----------------------------------------------------------------------
 * 3.1   Company's Articles of Incorporation, as currently in effect.
 * 3.2   Company's Bylaws, as currently in effect.
 * 4.1   Specimen Certificate of Company's Common Stock.
 * 4.2   Form of Representative's Warrant.
 * 4.3   Amended and Restated Information and Registration Rights Agreement
         (included in Exhibit 10.9).
 * 4.4   Form of Series A-2 Preferred Stock Warrant and Warrant Amendment
         Agreement.
 * 4.5   Form of Series A-7 Preferred Stock Warrant.
 * 9.1   Voting Agreement (included in Exhibit 10.9).
 *10.1   Multi-Tenant Net Lease Agreement dated August 24, 1995, between the
         Company and Dell Enterprises, as amended.
 *10.2   Form of Indemnification Agreement.
 *10.3   Purchase Agreement dated December 18, 1995, by and between Ameritech
         Corporation and the Company.
 *10.4   Supplier Agreement dated February 22, 1996, by and between Hello
         Direct, Inc. and the Company.
 *10.5   Amended and Restated 1993 Incentive Stock Plan.
 *10.6   1995 Profit Sharing 401(k) Plan.
 *10.7   Employment Letter dated October 26, 1995, between the Company and
         Edward M. Esber, Jr.
 *10.8   Loan Agreement dated as of December 11, 1995, between SoloPoint, Inc.
         and Venture Lending & Leasing, Inc.
 *10.9   Bridge Loan and Warrant Purchase Agreement dated June 14, 1996, by and between Ameritech Corporation, 4C Ventures, L.P., and the Company,
         including a Security Agreement, a Patent Security Agreement, a Voting
         Agreement, an Amended and Restated Information and Registration Rights
         Agreement, Warrants and Secured Convertible Promissory Notes.
 *10.10  Employment Letter dated February 1, 1996, between the Company and
         Arthur Chang.
 *10.11  Employment Letter dated July 1, 1996, between the Company and Bryan
         Kerr.
 *10.12  Agreement dated June 14, 1996 by and between Ameritech Corporation and the Company.
  10.13  Employment Letter dated October 8, 1996, between the Company and
         Ronald J. Tchorzewski.
  11.1   Statement Regarding Computation of Net Income (Loss) Per Share.
  23.2   Consent of Ernst & Young LLP, Independent Auditors.
  24.1   Power of Attorney included on page 29 of this Form 10-KSB.
  27.1   Financial Data Schedule.

--------
* Incorporated by reference to the same-numbered exhibit in Registrant's Registration Statement on Form SB-2, (commission file number 333-5056-LA), declared effective by the Securities and Exchange Commission on August 6, 1996.

  (b)Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOLOPOINT, INC.
                                          a California Corporation

                                                 /s/ Edward M. Esber, Jr.
                                          By: _________________________________
                                            Edward M. Esber, Jr.
                                             President, Chief Executive
                                             Officer, Chief Financial Officer
                                             and Director

                                          Date: March 28, 1997

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward M. Esber and Ronald J. Tchorzewski, jointly and severally his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                        TITLE                    DATE
            ---------                        -----                    ----
                                 President, Chief Executive      March 28, 1997
   /s/ Edward M. Esber, Jr.      Officer, Chief Financial
 _______________________________ Officer and Director
      Edward M. Esber, Jr.       (Principal Executive Officer)
  /s/ Ronald J. Tchorzewski      Vice President of Finance       March 28, 1997
  ______________________________ (Principal Financial and Ac-
     Ronald J. Tchorzewski       counting Officer)
     /s/ Arthur G. Chang         Chief Operating Officer and     March 28, 1997
  ______________________________ Vice President of
        Arthur G. Chang          Research and Development
       /s/ Charlie Bass                                          March 28, 1997
  ______________________________ Chairman of the Board of Di-
         Charlie Bass            rectors
      /s/ Patrick Grady                                          March 28, 1997
  ______________________________
         Patrick Grady           Director
     /s/ Giuliano Raviola                                        March 28, 1997
  ______________________________
       Giuliano Raviola          Director
       /s/ Charles Ross                                          March 28, 1997
  ______________________________
         Charles Ross            Director