Form 10QSB
period 1997-03-31
SOLOPOINT INC
filed 1997-05-15
CIK 1017545

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934

For the fiscal quarter ended: March 31, 1997 or


___  Transition report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 For the transition period from              to
                                                    ------------    ------------

Commission file number:  0-21037


                                SOLOPOINT, INC.
             (Exact name of registrant as specified in its charter)


               California                          77-0337580

          (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)      Identification Number)

            130B Knowles Drive
             Los Gatos, CA                             95030

       (address of principal executive offices)      (zip code)


    Registrant's telephone number, including area code:     (408) 364-8850


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's class of common ("Common Stock"), as of the latest practicable date.


           CLASS                        OUTSTANDING AT MARCH 31, 1997
     Common Stock - no par value                   3,499,780

                                SOLOPOINT, INC.

                                     INDEX


                                                                             Page No.
                                                                             --------
          PART I.  FINANCIAL INFORMATION


Item 1    Financial Statements (unaudited)

            Condensed Statements of Operations                                  3
            three months ended March 31, 1997 and  1996
            and the period March 26, 1993 (inception) through March 31, 1997

            Condensed Balance Sheet                                             4
            March 31, 1997

            Condensed Statements of Cash Flows                                  5
            three months ended March 31, 1997 and 1996
            and the period March 26, 1993 (inception) through March 31, 1997

            Notes to Condensed Financial Statements                             6

Item 2      Management's Discussion and Analysis of Financial                   7
            Condition and Results of Operations


            PART II.  OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K                                   10

            Signature                                                          11


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                          PERIOD FROM
                                                                        MARCH 26, 1993
                                                                          (INCEPTION)
                                               THREE MONTHS ENDED          THROUGH
                                                    MARCH 31               MARCH 31,
                                             1997              1996          1997
                                          ---------------------------     ----------

Revenues                                $    78,554       $         -    $   458,667
Cost of sales                                54,482                 -        343,532
                                        -----------       -----------    -----------
Gross margin                                 24,072                 -        115,135

Costs and expenses:
 Research and development                   394,357           494,122      3,748,074
 Sales and marketing                        541,103           186,402      2,163,083
 General and administrative                 263,548           325,739      2,805,938
                                        -----------       -----------    -----------
                                          1,199,008         1,006,263      8,717,095
                                        -----------       -----------    -----------
Loss from operations                     (1,174,936)       (1,006,263)    (8,601,960)
Interest income, net                         33,125             3,281        101,998
                                        -----------       -----------    -----------
Net loss                                $(1,141,811)      $(1,002,982)   $(8,499,962)
                                        ===========       ===========    ===========
Net loss per share                      $      (.33)      $      (.51)
                                        ===========       ===========
Shares used in computing
 net loss per share                       3,499,780         1,951,169
                                        ===========       ===========

                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEET
                                     ASSETS
                                  (Unaudited)


                                                        MARCH 31, 1997
                                                        --------------

Current assets:
   Cash                                                  $ 2,810,536
   Accounts receivable, net                                  164,164
   Inventories                                             1,018,441
   Other current assets                                       56,915
                                                         -----------
Total current assets                                       4,050,056

Furniture and equipment, at cost:
   Computers and software                                    235,808
   Furniture and fixtures                                    186,635
   Accumulated depreciation and amortization                (234,352)
                                                         -----------
                                                             188,091

Other non-current assets                                      37,997
                                                         -----------
Total assets                                             $ 4,276,144
                                                         ===========


Current liabilities:
   Accounts payable                                      $   224,036
   Accrued compensation                                      102,467
   Other accrued liabilities                                   7,858
   Notes payable, current portion                             35,685
                                                         -----------
Total current liabilities                                    370,046

Notes payable, non-current portion                           133,475

Shareholders' equity:
   Common stock                                           12,411,641
   Deficit accumulated during the development stage       (8,533,080)
   Notes receivable from shareholders                       (105,938)
                                                         -----------
Total shareholders' equity                                 3,772,623
                                                         -----------
Total liabilities and shareholders' equity               $ 4,276,144
                                                         ===========




                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                                      PERIOD FROM
                                                                                                                     MARCH 26, 1993
                                                                                                                      (INCEPTION)
                                                                                            THREE MONTHS ENDED          THROUGH
                                                                                                 MARCH 31              MARCH 31,
                                                                                           1997           1996           1997
                                                                                        ---------------------------   -----------
OPERATING ACTIVITIES
Net loss                                                                                $(1,141,811)   $(1,002,982)   $(8,499,962)
        Adjustments to reconcile net loss to net cash used in
         operating activities:
                Common stock and preferred stock issued for services                              -            625         78,700
                Preferred stock issued for interest payable                                       -         33,767         49,832
                Depreciation and amortization                                                29,187         21,759        234,461
                Changes in operating assets and liabilities                                (144,244)       (61,502)      (905,159)
                                                                                        -----------    -----------    -----------
Net cash used in operating activities                                                    (1,256,868)    (1,008,333)    (9,042,128)

INVESTING ACTIVITIES
Acquisitions of furniture and equipment                                                     (42,020)        (3,920)      (408,045)
Loan to shareholder                                                                               -              -        (35,000)
Payment received from shareholder                                                                 -          1,500          1,500
Deposits and other assets                                                                         -              -        (38,107)
                                                                                        -----------    -----------    -----------
Net cash used in investing activities                                                       (42,020)        (2,420)      (479,652)

FINANCING ACTIVITIES
Proceeds from convertible notes payable to shareholders                                           -              -      1,120,000
Proceeds from convertible notes payable                                                           -              -      1,813,000
Proceeds from notes payable                                                                       -              -        191,496
Principal payments on capital lease obligations                                             (10,599)        (2,023)       (36,733)
Proceeds from note receivable from shareholders                                              51,562              -         51,562
Proceeds from sale of preferred stock, net of issuance costs                                      -      1,178,657      3,951,622
Issuance of common stock, net of repurchases and
 issuance costs                                                                               1,636          8,847      5,241,369
                                                                                        -----------    -----------    -----------
Net cash provided by financing activities                                                    42,599      1,185,481     12,332,316
                                                                                        -----------    -----------    -----------
Net increase (decrease) in cash                                                          (1,256,289)       174,728      2,810,536
Cash at beginning of period                                                               4,066,825        331,017              -
                                                                                        -----------    -----------    -----------
Cash at end of period                                                                   $ 2,810,536    $   505,745    $ 2,810,536
                                                                                        ===========    ===========    ===========

                            See accompanying notes.

                                 SOLOPOINT INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1. General The condensed financial statements for the three month periods ended March 31, 1997 and 1996 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3. Recently Issued Pronouncements In February 1997, the Financial Accounting Standards Board issued statement No. 128, Earnings per Share ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and, if appropriate, restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Because the Company has incurred losses since inception, and expects to incur losses for the remainder of 1997, the implementation of FAS 128 is not expected to have a material impact on the Company's loss per share.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

NET REVENUES

          Since inception, the Company's focus has been on the design and development of personal communications management solutions for communications-dependent individuals. The Company's first product, SmartCenter, is targeted at mobile, communications-dependent individuals in the Small Office and Home Office ("SOHO") market. The Company introduced its first product, SmartCenter, at the end of March 1996 and began shipment of its second product, SmartMonitor, at the end of September 1996. The Company recorded its initial revenues in the quarter ended June 30, 1996. During the first quarter of 1997 the Company shipped its third product, SmartScreen. The Company's products currently have a 30-day, unconditional, money-back guarantee. Revenue is recognized when products are shipped and the 30-day money-back guarantee period has lapsed. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of revenues and accounts receivable.

          Net revenues for the three months ended March 31, 1997, were $78,554. The Company earned no revenues for the three months ended March 31, 1996. The increase in net revenues is entirely attributable to shipment of the Company's three products. Minimal revenue was recorded in the first quarter ended March 31, 1997 from sales of SmartScreen.

COSTS OF GOODS SOLD

          Cost of goods sold for the three months ended March 31, 1997 were $54,482, which was 69% of sales. No goods were sold in the three months ended March 31, 1996. A key factor contributing to higher than anticipated costs of goods sold was lower production volume than anticipated.

GROSS MARGIN

          Gross margin for the three months ended March 31, 1997, was 31%. No goods were sold in the three months ended March 31, 1996. The gross margin for the three months ended March 31, 1997 was lower than expected due to higher than anticipated cost of goods sold as set forth above.

OPERATING EXPENSES

          Research and Development   Research and development expenses declined
          ------------------------
20% in the quarter ended March 31, 1997 to $394,357 as compared with expenses of $494,122 for the quarter ended March 31, 1996, due to reduced headcount for the quarter ended March 31, 1997 as well as the establishment of appropriate inventory reserves during the quarter ended March 31, 1996. The Company anticipates that research and development expenses will remain relatively consistent with the first quarter 1997 level for the balance of 1997.

          Sales and Marketing Sales and marketing expenses increased 190% in the
          -------------------
quarter ended March 31, 1997 to $541,103 as compared to expenses of $186,402 for the quarter ended March 31, 1996. The significant increase in expenses is primarily due to an increase in personnel and related costs, participation in two industry trade shows as well as advertising and marketing efforts to support the Company's expanded product line which was not in distribution during the first quarter of 1996. The Company anticipates that sales and marketing expenses will continue to grow in future quarters, as it increases marketing activities and efforts to expand distribution of its current and anticipated future products.



          General and Administrative  General and administrative expenses
          --------------------------
decreased 19% in the quarter ended March 31, 1997 to $263,548 from $325,739 in the first quarter of 1996. The decrease is primarily due to lower headcount and related personnel expenses. The Company anticipates that general and administrative expenses may grow modestly in future quarters of 1997 as it adds to the infrastructure necessary to accommodate expanded operations and to support a growing customer base.

INTEREST INCOME, NET

          Interest income reflects primarily interest on cash balances, which had been nominal until the completion of the Company's initial public offering in August 1996. The net proceeds from the initial public offering earned interest through investment in money market funds. For the quarter ended March 31, 1997 the Company recognized interest income of $39,978 offset by interest expense of $6,855 as compared with interest income of $3,356 offset by interest expense of $75 for the same period of the prior year.

PROVISION FOR INCOME TAXES

          There was no provision for federal or state income taxes for the three month period ending March 31, 1997, as the Company incurred a net operating loss. The Company expects to incur a net operating loss for the year ending December 31, 1997. As a result, the net operating loss carryforwards will increase. At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $3,800,000 and $3,700,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $80,000 and $50,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 1998 through 2011, if not utilized. The utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

          The Company had cash of $2,810,536 as of March 31, 1997 and working capital of $3,680,010. The Company used cash of $1,256,868 in its operating activities for the quarter ended March 31, 1997. During the quarter ended March 31, 1997 the Company's principal uses of cash were to fund the Company's working capital requirements and an increase in inventory levels.

          In February 1997, the Company entered into a $1,500,000 Line of Credit with Silicon Valley Bank. Borrowings under the line of credit will be based on a percentage of accounts receivable. The Company anticipates that the line of credit together with existing sources of liquidity will provide adequate cash to fund its operations for the next twelve months at its anticipated level of operations. However, the Company may seek additional funding during calendar 1997 and will likely require additional funding after such time. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Failure to obtain funding would have a material adverse effect on the Company's business, financial condition and results of operations. As of March 31, 1997 the Company did not have any significant commitments for capital or other expenditures.

FUTURE OPERATING RESULTS

          Since its inception in 1993, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At March 31, 1997, the Company had an accumulated deficit of $8,533,080, and had incurred operating losses of $1,174,936 in the quarter ended March 31, 1997 and $1,006,263 in the quarter ended March 31, 1996. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 1997.

          The Company anticipates that it will experience significant fluctuations in operating results in the future. Fluctuations in operating results may result in volatility in the price of the Company's common stock. Operating results may fluctuate as a result of many factors, including the volume and timing of orders received, if any, during the period, the timing of commercial introduction of future products and enhancements, competitive products and the impact of price competition on the Company's average selling prices, product announcements by the Company and its competition and the Company's level of research and development and sales and marketing activities. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the personal communications management market, the Company's failure to introduce competitive new and enhanced products in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

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

          This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's operating results, the market acceptance of the products of the Company, its efforts to establish and maintain distribution partners and the extent of the Company's investment in the marketing and distribution of its current products and research and development with regard to future products. Actual events and results could differ materially from those projected in the forward-looking statements as a result of a variety of factors, including those risk factors set forth in the preceding two paragraphs, elsewhere in this report, and in the Company's amended Form SB-2 declared effective August 6, 1996 and the Company's 1996 Form 10-KSB; especially those regarding the Company's operating results and future activities and those regarding the development of the personal communications management market.

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBITS

10.14 -  Line of Credit Agreement with Silicon Valley Bank

11.1  -  Weighted Average Shares Computation

27    -  Financial Data Schedule

b)       Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ending March 31, 1997.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   May 14, 1997            SOLOPOINT, INC.



                                by:/s/Edward M. Esber, Jr.
                                --------------------------

                                Edward M. Esber, Jr.
                                CEO, President and CFO
                                (Duly Authorized Officer and Principal
                                  Financial Officer)