Form 10QSB
period 1997-06-30
SOLOPOINT INC
filed 1997-08-13
CIK 1017545

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

For the fiscal quarter ended: June 30, 1997 or

      Transition report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

For the transition period from                   to
                               -----------------    -----------------


Commission file number: 0-21037


                                SOLOPOINT, INC.
            (Exact name of registrant as specified in its charter)


               California                                77-0337580
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                Identification Number)

            130B Knowles Drive
              Los Gatos, CA                                 95030
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

                        CLASS                  OUTSTANDING AT JUNE 30, 1997
              Common Stock - no par value               3,499,780

                                SOLOPOINT, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Condensed Statements of Operations                                3
          three and six months ended June 30, 1997 and  1996
          and the period March 26, 1993 (inception) through June 30, 1997

          Condensed Balance Sheet                                           4
          June 30, 1997

          Condensed Statements of Cash Flows                                5
          three and six months ended June 30, 1997 and 1996 and the period March 26, 1993 (inception) through June 30, 1997

          Notes to Condensed Financial Statements                           6

Item 2    Management's Discussion and Analysis of Financial                 7
          Condition and Results of Operations


          PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders              11

Item 6    Exhibits and Reports on Form 8-K                                 12

          Signature                                                        13

PART I.  FINANCIAL INFORMATION
--------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                 PERIOD FROM
                                                                                               MARCH 26, 1993
                                                                                                 (INCEPTION)
                                      THREE MONTHS ENDED            SIX MONTHS ENDED               THROUGH
                                           JUNE 30                      JUNE 30                    JUNE 30,
                                        1997         1996         1997           1996               1997
                                   ------------------------   --------------------------      ----------------
Net revenues                       $   284,293    $  34,141   $   362,847    $    34,141         $   742,960
Cost of sales                          205,952       39,847       260,434         39,847             549,484
                                   -----------    ---------   -----------    -----------         -----------
Gross margin                            78,341       (5,706)      102,413         (5,706)            193,476

Costs and expenses:
 Research and development              367,359      277,124       761,716        771,246           4,115,433
 Sales and marketing                   531,900      184,382     1,073,003        370,784           2,694,983
 General and administrative            312,732      265,318       576,280        591,057           3,118,670
                                   -----------    ---------   -----------    -----------         -----------
                                     1,211,991      726,824     2,410,999      1,733,087           9,929,086
                                   -----------    ---------   -----------    -----------         -----------
Loss from operations                (1,133,650)    (732,530)   (2,308,586)    (1,738,793)         (9,735,610)
Interest income (expense), net          15,803       (9,056)       48,928         (5,775)            117,801
                                   -----------    ---------   -----------    -----------         -----------
Net loss                           $(1,117,847)   $(741,586)  $(2,259,658)   $(1,744,568)        $(9,617,809)
                                   ===========    =========   ===========    ===========         ===========

Net loss per share                 $      (.32)   $    (.38)  $      (.65)   $      (.88)
                                   ===========    =========   ===========    ===========

Shares used in computing
 net loss per share                  3,499,780    1,957,087     3,499,780      1,972,933
                                   ===========    =========   ===========    ===========

                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEET
                                     ASSETS
                                  (Unaudited)


                                              JUNE 30, 1997
                                              -------------
Current assets:
  Cash                                         $ 1,678,377
  Accounts receivable, net                         274,300
  Inventories                                      990,949
  Other current assets                             103,225
                                               -----------
Total current assets                             3,046,851

Furniture and equipment, at cost:
  Computers and software                           266,715
  Furniture and fixtures                           192,933
  Accumulated depreciation and amortization       (263,540)
                                               -----------
                                                   196,108

Other non-current assets                            37,997
                                               -----------
Total assets                                   $ 3,280,956
                                               ===========

Current liabilities:
  Accounts payable                             $   306,487
  Accrued compensation                             100,287
  Other accrued liabilities                         40,379
  Notes payable, current portion                    31,875
                                               -----------
Total current liabilities                          479,028

Notes payable, non-current portion                 126,714

Shareholders' equity:
  Common stock                                  12,411,641
  Deficit accumulated during the
   development stage                            (9,650,927)
  Notes receivable from shareholders               (85,500)
                                               -----------
Total shareholders' equity                       2,675,214
                                               -----------
Total liabilities and shareholders' equity     $ 3,280,956
                                               ===========

                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                               PERIOD FROM
                                                                                                             MARCH 26, 1993
                                                                                                               (INCEPTION)
                                                                                     SIX MONTHS ENDED            THROUGH
                                                                                         MARCH 31               JUNE 30,
                                                                                    1997           1996           1997
                                                                                --------------------------   --------------
OPERATING ACTIVITIES
Net loss                                                                        $(2,259,658)   $(1,744,568)   $ (9,617,809)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Common stock and preferred stock issued for services                                   -         17,817          78,700
   Preferred stock issued for interest payable                                            -         33,767          49,832
   Depreciation and amortization                                                     58,375         47,181         263,649
   Changes in operating assets and liabilities                                     (160,406)      (140,652)       (921,321)
                                                                                -----------    -----------    ------------
Net cash used in operating activities                                            (2,361,689)    (1,786,455)    (10,146,949)

INVESTING ACTIVITIES
Acquisitions of furniture and equipment                                             (79,225)       (38,917)       (445,250)
Loan to shareholder                                                                       -              -         (35,000)
Payment received from shareholder                                                         -          1,500           1,500
Deposits and other assets                                                                 -              -         (38,107)
                                                                                -----------    -----------    ------------
Net cash used in investing activities                                               (79,225)       (37,417)       (516,857)

FINANCING ACTIVITIES
Proceeds from convertible notes payable to shareholders                                   -              -       1,120,000
Proceeds from convertible notes payable                                                   -      1,250,000       1,813,000
Proceeds from notes payable                                                               -         92,408         191,496
Principal payments on capital lease obligations                                     (21,170)        (2,023)        (47,304)
Proceeds from notes receivable from shareholders                                     72,000              -          72,000
Proceeds from sale of preferred stock, net of issuance costs                              -      1,178,657       3,951,622
Issuance of common stock, net of repurchases and issuance costs                       1,636          8,847       5,241,367
                                                                                -----------    -----------    ------------
Net cash provided by financing activities                                            52,466      2,527,889      12,342,183
                                                                                -----------    -----------    ------------
Net increase (decrease) in cash                                                  (2,388,448)       704,017       1,678,377
Cash at beginning of period                                                       4,066,825        331,017               -
                                                                                -----------    -----------    ------------
Cash at end of period                                                           $ 1,678,377    $ 1,035,034    $  1,678,377
                                                                                ===========    ===========    ============

                            See accompanying notes.

                                 SOLOPOINT INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. General  The condensed financial statements for the six month periods ended
   -------
   June 30, 1997 and 1996 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the year ended December 31, 1996. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3. Recently Issued Pronouncements In February 1997, the Financial Accounting
   ------------------------------
   Standards Board issued statement No. 128, Earnings per Share ("FAS 128"),
                                             ------------------
   which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and, if appropriate, restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Because the Company has incurred losses since inception, and expects to incur losses for the remainder of 1997, the implementation of FAS 128 is not expected to have a material impact on the Company's loss per share.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the products of the Company, the Company's efforts to establish and maintain distribution partners, the development of new products, and the Company's planned investment in the marketing and distribution of its current products and research and development with regard to future products. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: dependence on market acceptance of multifunction personal communications management products; lack of significant sales and distribution channels; the Company's ability to timely develop new products; business conditions and growth in the personal communications management industry and general economy; competitive factors, such as rival providers of personal communications management products and services and price pressures; compatibility with a wide variety of switching configurations; reliance on sole source contract manufacturers and component suppliers; dependence on a limited number of key personnel; rapid technological changes; as well as other factors set forth elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

  Net Revenues

     Net revenues for the three month period ended June 30, 1997, were $284,293 as compared to net revenue for the three month period ended June 30, 1996 of $34,141. Net revenues for the six-month period ended June 30, 1997 were $362,847 compared to $34,141 for the six month period ended June 30, 1996. The increase in net revenues for both the three and six month periods was primarily due to revenues generated from sales of the Company's SmartCenter, SmartMonitor and SmartScreen products which were in distribution during the first six months of 1997 as compared to only the Company's SmartCenter product being sold during the same periods of 1996.

  Gross Margin

  Cost of sales for the three month period ended June 30, 1997 was $205,952 as compared to cost of sales for the three month period ended June 30, 1996 of $39,847. Cost of sales for the six month period ended June 30, 1997 was $260,434 compared to $39,847 for the six month period ended June 30, 1996. The low gross margin for the three and six month periods ended June 30, 1996 was primarily due to discounted or free units offered to customers and prospective customers in order to open new distribution channels as well as costs associated with the initiation of manufacturing and low production volume. Gross margin for the three and six month periods ended June 30, 1997 was 28% compared to (17%) for the three and six month periods ended June 30, 1996. Although the gross margin for the three and six month periods ended June 30, 1997 was positively impacted by product mix due to the higher margins on the Company's SmartScreen and SmartMonitor products, overall gross margin remained low due to costs associated with the commencement of manufacturing of these products and low production volume.

  Operating Expenses

     Research and Development. Research and development expenses were $367,359 for the three month period ended June 30, 1997 as compared to $277,124 for the three month period ended June 30, 1996. This increase of 33% resulted principally from higher average headcount and personnel related expenses for the three months ended June 30, 1997 relative to the prior year and increased engineering expenses incurred for prototypes and tooling for products under development. Research and development expenses for the six month period ended June 30, 1997 were $761,716 as compared to $771,246 for the six month period ended June 30, 1996. The Company anticipates that research and development expenses may increase slightly in the foreseeable future should the Company expand its existing product line.

     Sales and Marketing.   Sales and marketing expenses were $531,900 for the
three month period ended June 30, 1997 as compared to $184,382 for the three month period ended June 30, 1996, an increase of 188%. Sales and marketing expenses increased 189% during the six month period ended June 30, 1997 to $1,073,003 as compared to expenses of $370,784 for the six month period ended June 30, 1996. The increase for both the three and six month periods ended June 30, 1997 compared to the same periods of 1996 were primarily due to an increase in personnel and related costs and advertising and marketing efforts to support the Company's expanded product line. The Company anticipates that sales and marketing expenses will continue to grow in future periods should the Company increase marketing activities and efforts to expand distribution of its products.

     General and Administrative. General and administrative expenses were $312,732 for the three month period ended June 30, 1997, as compared to $265,318 for the three month period ended June 30, 1996. This increase of 18% was primarily due to increased headcount and the higher professional services costs associated with being a public company. General and administrative expenses decreased 3% during the six month period ended June 30, 1997 to $576,280 from $591,057 in the first six months of 1996. The decrease was primarily due to lower headcount and related personnel expenses. The Company anticipates that general and administrative expenses may grow modestly in future periods in the event it is necessary to accommodate expanded operations and to support a growing customer base.


  Other Income (Expense)

     Other income is comprised primarily of interest income on cash balances, which had been nominal until the completion of the Company's initial public offering in August 1996. The net proceeds from the initial public offering earned interest through investment in money market funds. For the three month period ended June 30, 1997 the Company recognized interest income of $23,299 offset by interest expense of $7,496 as compared to interest income of $2,527 offset by interest expense of $11,583 for the same period of 1996. For the six month period ended June 30, 1997 the Company recognized interest income of $63,279 offset by interest expense of $14,351 as compared with interest income of $5,883 offset by interest expense of $11,658 for the same period of the prior year.


  Provision for Income Taxes

     There was no provision for federal or state income taxes for the year ended December 31, 1996 as the Company incurred net operating losses. As a result, the net operating loss carryforwards increased. At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $3,800,000 and $3,700,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $80,000 and $50,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 1998 through 2011, if not utilized. Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had cash of $1,678,377 and working capital of $2,567,823. The Company used cash of $2,361,689 in its operating activities for the six month period ended June 30, 1997. During the six month period ended June 30, 1997, the Company's principal uses of cash were to fund the Company's working capital requirements and an increase in inventory levels. The Company filed a Form SB-2 on August 8, 1997 to sell an additional 2,500,000 shares of Common Stock. In the absence of receiving the proceeds of this Offering, the Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirement through the end of 1997 at its anticipated level of operations.

     The Company expects to incur additional substantial losses at least through the end of calendar year 1998, and possibly longer. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of the Company's sales and marketing activities and the extent of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates that the proceeds of the Company's proposed public offering of an additional 2,500,000 shares of Common Stock in the third quarter of 1997, together with existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements through the end of 1998. There can be no assurance that the Company will successfully complete such proposed public offering of additional shares. Even if such offering is successfully completed, the Company may seek additional funding during the next 12 months and will likely be required to seek additional funding after such time. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors purchasing the shares of Common Stock offered hereby. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development and marketing activities due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations. In February 1997, the Company entered into a $1,500,000 line of credit with Silicon Valley Bank, which is based upon accounts receivable. Subject to meeting certain covenants, the Company is entitled to borrow up to 80% of the value of eligible accounts receivable at an interest rate equal to the prime rate plus 1%. This line of credit expires in February 1998. No amounts have been drawn on the line as of June 30, 1997. As of June 30, 1997, the Company did not have any significant commitments for capital or other expenditures.


FUTURE OPERATING RESULTS

     Since its inception in 1993, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At June 30, 1997, the Company had an accumulated deficit of $9,650,927, and had incurred operating losses of $2,308,586 in the six month period ended June 30, 1997 and $1,738,793 in the six month period ended June 30, 1996. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 1998.

     The Company has experienced and expects to continue to experience fluctuations in operating results. Fluctuations in operating results may result in volatility in the price of the Company's common stock. Operating results may fluctuate as a result of many factors, including the volume and timing of orders received or product returns, if any, during the period, the timing of commercial introduction of future products and enhancements, competitive products and the impact of price competition on the Company's average selling prices, product announcements by the Company and its competition and the Company's level of research and development and sales and marketing activities. Many of these factors are beyond the Company's control, particularly those related to sales and product returns.

     The Company's operating and other expenses are relatively fixed in the short term. As a result, variations in timing of revenues, if any, will cause significant variations in quarterly results of operations. Notwithstanding the difficulty in forecasting future sales, the Company generally must undertake its sales and marketing and research and development activities and other commitments months or years in advance. Accordingly, any shortfall in product revenues, if any, in a given quarter may materially adversely affect the Company's business, financial condition and results of operations due to the inability to adjust expenses during the quarter to match the level of product revenues, if any, for the quarter. In addition, the Company's sales expectations are based entirely on its internal estimates of future demand. Due to these and other factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful, and should not be relied upon as indications of future performance.

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An annual meeting of shareholders was held on May 21, 1997 to vote on the following matters:

1. To elect Charlie Bass, Edward M. Esber, Jr., Patrick Grady, Giuliano Raviola and Charles Ross as directors to serve for the following year and until their successors are elected.

2. To approve amendments to the corporation's Incentive Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder and make certain other changes.

3. To ratify the appointment of Ernst & Young LLP as independent public accountants of the corporation for the year ending December 31, 1997.


Results of the Shareholder Vote:

1.        Election of Directors:

          The election of directors was approved as follows:

                                ----------------------------------------------
                                   In Favor         Against        Withheld
                                   ---------        -------        --------
                                ----------------------------------------------
Charlie Bass                       2,553,059         33,300              0
                                ----------------------------------------------
Edward M. Esber, Jr.               2,553,059         33,300              0
                                ----------------------------------------------
Patrick Grady                      2,553,059         33,300              0
                                ----------------------------------------------
Giuliano Raviola                   2,553,059         33,300              0
                                ----------------------------------------------
Charles Ross                       2,553,059         33,300              0
                                ----------------------------------------------

                                ----------------------------------------------
                                   In Favor         Against        Withheld
                                   ---------        -------        --------
                                ----------------------------------------------
2.  Approval of Amendment of      1,526,197         128,734          1,830
    1993 Incentive Stock Plan:

                                ----------------------------------------------

                                ----------------------------------------------
                                    In Favor         Against        Withheld
                                ----------------------------------------------
3.  Approval of Ratification of   2,556,329           4,100         25,930
    Ernst & Young LLP as
    independent public
    accountants of the
    corporation for the year
    ending December 31, 1997:
                                ----------------------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

11.1  -  Weighted Average Shares Computation

27    -  Financial Data Schedule

b)   Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ending June 30, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   August 13, 1997

                                    SOLOPOINT, INC.



                                    By:   /s/Ronald J. Tchorzewski
                                        ----------------------------
                                        Ronald J. Tchorzewski
                                        Chief Financial Officer and Vice
                                        President of Finance
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)