Form 10QSB
period 1997-09-30
SOLOPOINT INC
filed 1997-11-14
CIK 1017545

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-
Act of 1934

For the fiscal quarter ended: September 30, 1997 or


_    Transition report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 For the transition period from _______________________

to_____________________________


Commission file number:  0-21037


                                SOLOPOINT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               California                          77-0337580

     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)           Identification Number)
            130B Knowles Drive
              Los Gatos, CA                           95032

 (address of principal executive offices)           (zip code)


     Registrant's telephone number, including area code:     (408) 364-8850


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's class of common ("Common Stock"), as of the latest practicable date.


            CLASS                     OUTSTANDING AT SEPTEMBER 30, 1997
  Common Stock - no par value                     3,505,818

                                SOLOPOINT, INC.

                                     INDEX

                                                                                            Page No.
                                                                                            --------
                             PART I.  FINANCIAL INFORMATION



Item 1                       Financial Statements (unaudited)

                             Condensed Statements of Operations                                 3
                             three and nine months ended September 30, 1997 and
                             1996
                             and the period March 26, 1993 (inception) through
                             September 30, 1997

                             Condensed Balance Sheet                                            4
                             September 30, 1997

                             Condensed Statements of Cash Flows                                 5
                             nine months ended September 30, 1997 and 1996 and the
                             period March 26, 1993 (inception) through September 30, 1997

                             Notes to Condensed Financial Statements                            6

Item 2                       Management's Discussion and Analysis of Financial                  7
                             Condition and Results of Operations


                             PART II.  OTHER INFORMATION

Item 6                       Exhibits and Reports on Form 8-K                                  10

                             Signature                                                         11

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                           PERIOD FROM
                                                                                         MARCH 26, 1993
                                                                                           (INCEPTION)
                                     THREE MONTHS ENDED          NINE MONTHS ENDED           THROUGH
                                        SEPTEMBER 30               SEPTEMBER 30           SEPTEMBER 30,
                                     1997         1996          1997          1996            1997
                                  -----------------------   --------------------------   --------------

Net revenues                      $    3,719   $   69,769   $   366,566    $   103,910     $    746,679
Cost of sales                          2,477       46,037       262,911         85,884          551,961
                                  ----------   ----------   -----------    -----------     ------------
Gross margin                           1,242       23,732       103,655         18,026          194,718

Costs and expenses:
 Research and development            320,940      310,728     1,082,656      1,111,844        4,436,373
 Sales and marketing                 318,685      329,150     1,391,688        727,461        3,013,668
 General and administrative          251,231      265,912       827,511        799,572        3,369,901
                                  ----------   ----------   -----------    -----------     ------------
                                     890,856      905,790     3,301,855      2,638,877       10,819,942
                                  ----------   ----------   -----------    -----------     ------------
Loss from operations                (889,614)    (882,058)   (3,198,200)    (2,620,851)     (10,625,224)
Interest income (expense), net        (6,622)      26,514        42,306         20,739          111,179
                                  ----------   ----------   -----------    -----------     ------------
Net loss                          $ (896,236)  $ (855,544)  $(3,155,894)   $(2,600,112)    $(10,514,045)
                                  ==========   ==========   ===========    ===========     ============

Net loss per share                $     (.26)  $     (.33)  $      (.90)   $     (2.02)
                                  ==========   ==========   ===========    ===========

Shares used in computing
    net loss per share             3,505,818    2,570,875     3,501,793      1,284,936
                                  ==========   ==========   ===========    ===========



                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEET
                                  (Unaudited)



                                                    SEPTEMBER 30, 1997
                                                    ------------------


Current assets:
  Cash                                                $    620,855
  Accounts receivable, net                                 281,040
  Inventories                                            1,025,326
  Other current assets                                     233,737
                                                      ------------
Total current assets                                     2,160,958

  Furniture and equipment, at cost:
  Computers and software                                   275,150
  Furniture and fixtures                                   203,609
  Accumulated depreciation and amortization               (292,727)
                                                      ------------
                                                           186,032

Other non-current assets                                    37,997
                                                      ------------
Total assets                                          $  2,384,987
                                                      ============

Current liabilities:
  Accounts payable                                    $    327,099
  Accrued compensation                                      76,586
  Other accrued liabilities                                 42,111
  Notes payable, current portion                            28,066
                                                      ------------
Total current liabilities                                  473,862

Notes payable, non-current portion                         119,952

Shareholders' equity:
  Common stock                                          12,423,836
  Deficit accumulated during the development stage     (10,547,163)
  Notes receivable from shareholders                       (85,500)
                                                      ------------
Total shareholders' equity                               1,791,173
                                                      ------------
Total liabilities and shareholders' equity            $  2,384,987
                                                      ============



                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                                   PERIOD FROM
                                                                                                                  MARCH 26, 1993
                                                                                                                    (INCEPTION)
                                                                                        NINE MONTHS ENDED             THROUGH
                                                                                           SEPTEMBER 30             SEPTEMBER 30,
                                                                                      1997              1996            1997
                                                                               ----------------------------------   -------------
OPERATING ACTIVITIES
Net loss                                                                             $(3,155,894)     $(2,600,112)  $(10,514,045)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
                 Common stock and preferred stock issued for services                     12,000           28,405         90,700
                 Preferred stock issued for interest payable                                   -           33,767         49,832
                 Depreciation and amortization                                            87,562           76,368        292,836
                 Changes in operating assets and liabilities                            (333,392)        (234,448)    (1,094,307)
                                                                                      ----------       ----------      ---------
Net cash used in operating activities                                                 (3,389,724)      (2,696,020)   (11,174,984)

INVESTING ACTIVITIES
Acquisitions of furniture and equipment                                                  (98,336)         (98,304)      (464,361)
Loan to shareholder                                                                            -                -        (35,000)
Payment received from shareholder                                                              -            1,500          1,500
Deposits and other assets                                                                      -                -        (38,107)
                                                                                      ----------       ----------     ----------
Net cash used in investing activities                                                    (98,336)         (96,804)      (535,968)

FINANCING ACTIVITIES
Proceeds from convertible notes payable to shareholders                                        -                -      1,120,000
Proceeds from convertible notes payable                                                        -        1,500,000      1,813,000
Proceeds from notes payable                                                                    -           92,408        191,496
Principal payments on capital lease obligations                                          (31,741)          (6,621)       (57,875)
Proceeds from notes receivable from shareholders                                          72,000                -         72,000
Proceeds from sale of preferred stock, net of issuance costs                                   -        1,178,657      3,951,622
Issuance of common stock, net of repurchases and
 issuance costs                                                                            1,831        5,256,322      5,241,564
                                                                                      ----------       ----------     ----------
Net cash provided by financing activities                                                 42,090        8,020,766     12,331,807
                                                                                      ----------       ----------     ----------
Net increase (decrease) in cash                                                       (3,445,970)       5,227,942        620,855
Cash at beginning of period                                                            4,066,825          331,017              -
                                                                                      ----------       ----------     ----------
Cash at end of period                                                                $   620,855      $ 5,558,959   $    620,855
                                                                                      ==========       ==========     ==========

                            See accompanying notes.

                                 SOLOPOINT INC.

                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)



1. General The condensed financial statements for the three and nine month periods ended September 30, 1997 and 1996 are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Such adjustments included the recording of returns of product previously sold totaling $134,069. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the year ended December 31, 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.


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


   In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("FAS 130"), which is effective for financial statements for periods beginning after December 15, 1997, and applies to both public and non-public companies. FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

   In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information ("FAS 131"). This Statement changes the way public companies report segment information in annual Financial Statements and also requires those companies to report selected segment information in interim financial reporting to shareholders. FAS 131 supersedes SFAS No. 14 on segment reporting. FAS 131 is effective for financial statements for periods beginning after December 15, 1997, and applies to public companies.

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



RESULTS OF OPERATIONS


 Net Revenues


  Net revenues for the three month period ended September 30, 1997, were $3,719 as compared to net revenues for the three month period ended September 30, 1996 of $69,769. The decrease in net revenues for the three month period was primarily due to the acceptance by the Company of product returns from certain distributors and customers totaling $134,069. The Company's decision to accept such returns was based, in part, on the Company's implementation of a strategic shift in distribution to the Regional Bell Operating Companies ("RBOCs") and Local exchange Carriers ("LECs") and away from the retail channel. The amount of returns for the quarter was approximately equal to new product revenues for the quarter ended September 30, 1997. Net revenues for the nine month period ended September 30, 1997 were $366,566 compared to $103,910 for the nine month period ended September 30, 1996. The increase in net revenues was primarily due to revenues generated from sales of the Company's SmartCenter, SmartMonitor and SmartScreen products which were in distribution during the first nine months of 1997 as compared to only the Company's SmartCenter product being sold during the same periods of 1996. One customer accounted for 23% of the net revenues for the nine month period ended September 30, 1997.



 Gross Margin


  Cost of sales for the three month period ended September 30, 1997 was $2,477 as compared to cost of sales for the three month period ended September 30, 1996 of $46,037. Cost of sales for the nine month period ended September 30, 1997 was $262,911 compared to $85,884 for the nine month period ended September 30, 1996. Gross margin for the three and nine month periods ended September 30, 1997 was 33% and 28% respectively compared to 34% and 17% respectively for the three and nine month periods ended September 30, 1996. Although gross margin for the three and nine month periods ended September 30, 1997 was positively impacted by product mix due to the higher margins on the Company's SmartScreen and SmartMonitor products, overall gross margin remained low due to costs associated with the commencement of manufacturing of these products and low production volume.

 Operating Expenses


  Research and Development.   Research and development expenses were $320,940
for the three month period ended September 30, 1997 as compared to $310,728 for the three month period ended September 30, 1996. This increase of 3% resulted principally from higher average headcount and personnel related expenses for the three months ended September 30, 1997 relative to the prior year, offset slightly by decreased engineering expenses incurred for prototypes and tooling for products under development. Research and development expenses for the nine month period ended September 30, 1997 were $1,082,656 as compared to $1,111,844 for the nine month period ended September 30, 1996, a decrease of 3%. The decrease was the result of a combination of lower prototype and tooling expenses offset by higher personnel related expenses during the nine months. The Company anticipates that research and development expenses may increase slightly in the foreseeable future should the Company expand its existing product line.


  Sales and Marketing.   Sales and marketing expenses were $318,685 for the
three month period ended September 30, 1997 as compared to $329,150 for the three month period ended September 30, 1996, a decrease of 3%. The slight decrease for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996 was due primarily to a reduction in utilization of outside consultants and reduced employee related expenses offset by an increase in advertising and marketing programs as well as customer training activity. Sales and marketing expenses increased 91% during the nine month period ended September 30, 1997 to $1,391,688 as compared to expenses of $727,461 for the nine month period ended September 30, 1996. The increase for the nine month period ended September 30, 1997 as compared to the nine month period ended September 30, 1996 was primarily due to an increase in personnel and related costs as well as advertising and marketing efforts to support the Company's expanded product line and RBOC relationship activity. The Company anticipates that sales and marketing expenses will continue to grow in future periods should the Company increase marketing activities and efforts to expand distribution of its products.


  General and Administrative.   General and administrative expenses were
$251,231 for the three month period ended September 30, 1997, as compared to $265,912 for the three month period ended September 30, 1996. This decrease of 6% was primarily due to personnel related expenses. General and administrative expenses increased 3% during the nine month period ended September 30, 1997 to $827,511 from $799,572 during the nine month period ended September 30, 1996. The increase was primarily due to higher headcount and related personnel expenses as well as additional expenses associated with being a public company. The Company anticipates that general and administrative expenses may grow modestly in future periods in the event it is necessary to accommodate expanded operations and to support a growing customer base.



 Interest Income (Expense)


  Other income is comprised primarily of interest income on cash balances, which had been nominal until the completion of the Company's initial public offering in August 1996. The net proceeds from the initial public offering earned interest through investment in money market funds. For the three month period ended September 30, 1997 the Company recognized interest income of $7,454 offset by interest expense of $14,076 as compared to interest income of $43,540 offset by interest expense of $17,026 for the same period of 1996. For the nine month period ended September 30, 1997 the Company recognized interest income of $70,731 offset by interest expense of $28,425 as compared with interest and other income of $49,423 offset by interest expense of $28,684 for the same period of the prior year.



 Provision for Income Taxes


  There was no provision for federal or state income taxes for the year ended December 31, 1996 or the nine months ended September 30, 1997, as the Company incurred net operating losses. As a result, the net operating loss carryforwards increased. At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $3,800,000 and $3,700,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $80,000 and $50,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 1998 through 2011, if not utilized. Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.



LIQUIDITY AND CAPITAL RESOURCES


  As of September 30, 1997, the Company had cash of $620,855 and working capital of $1,687,096. The Company used cash of $3,389,724 in its operating activities for the nine month period ended September 30, 1997. During the nine month period ended September 30, 1997, the Company's principal uses of cash were to fund the Company's working capital requirements and an increase in inventory levels. The Company filed an amended Form SB-2 on November 13, 1997 to sell an additional 3,000,000 shares of Common Stock. This offering is not yet effective. In the absence of receiving the proceeds of this Offering, the Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirement only through the end of 1997 at its anticipated level of operations.


  The Company expects to incur additional substantial losses at least through the end of calendar year 1998, and possibly longer. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of the Company's sales and marketing activities and the extent of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates that the proceeds of the Company's proposed public offering of an additional 3,000,000 shares of Common Stock in the fourth quarter of 1997, together with existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements through the end of 1998. There can be no assurance that the Company will successfully complete such proposed public offering of additional shares. Even if such offering is successfully completed, the Company may seek additional funding during the next 12 months and will likely be required to seek additional funding after such time. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors purchasing the shares of Common Stock offered hereby. The Company has experienced in the past, and may continue to experience, operational difficulties, delays and reduced levels of product development and marketing activities due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations. In February 1997, the Company entered into a $1,500,000 line of credit with Silicon Valley Bank, which is based upon accounts receivable. Subject to meeting certain covenants, the Company is entitled to borrow up to 80% of the value of eligible accounts receivable at an interest rate equal to the prime rate plus 1%. This line of credit expires in February 1998. No amounts have been drawn on the line as of September 30, 1997. As of September 30, 1997, the Company did not have any significant commitments for capital or other expenditures.



FUTURE OPERATING RESULTS


  Since its inception in 1993, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At September 30, 1997, the Company had an accumulated deficit of $10,547,163, and had incurred operating losses of $3,198,200 in the nine month period ended September 30, 1997 and $2,620,851 in the nine month period ended September 30, 1996. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 1998.


  The Company has experienced and expects to continue to experience fluctuations in operating results. In particular, the Company experienced product returns approximately equal to new product revenues for the quarter ended September 30, 1997. The Company believes that the shortfall in net revenues for the third quarter is principally the result of a continued shift in its distribution emphasis from retail distribution channels to telecommunication carriers such as RBOCs and LECs. Fluctuations in operating results may result in volatility in the price of the Company's common stock. Operating results may fluctuate as a result of many factors, including the volume and timing of orders received or product returns, if any, during the period, the timing of commercial introduction of future products and enhancements, competitive products and the impact of price competition on the Company's average selling prices, product announcements by the Company and its competition and the Company's level of research and development and sales and marketing activities. Many of these factors are beyond the Company's control, particularly those related to sales and product returns.


  As a result of slower than anticipated sales growth and the shift in the Company's distribution strategy, the Company's current level of inventory is significantly higher than the current rate of usage or the expected rate of usage of inventory during the next several quarters. If the Company is not successful in establishing relationships with additional RBOCs and LECs or in substantially increasing its sales volume and usage of existing inventory in the near term, it may be required to write-down inventory carrying values by a significant amount. The write-down of inventory carrying values, if significant, would have a material adverse effect on the Company's business, financial condition and results of operations.


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

b)     Reports on Form 8-K

       No reports on Form 8-K were filed in the quarter ending September 30, 1997.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 14, 1997        SOLOPOINT, INC.



                                 by:/s/Ronald J. Tchorzewski
                                 ---------------------------

                                 Ronald J. Tchorzewski
                                 Chief Financial Officer and Vice President of Finance
                                 (Duly Authorized Officer and Principal Financial Officer)