Form 10KSB40
period 1997-12-31
SOLOPOINT INC
filed 1998-03-31
CIK 1017545

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
            [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from to            .

                        Commission file number: 0-21037

                                SOLOPOINT, INC.
             (Exact name of registrant as specified in its charter)


                CALIFORNIA                              77-0337580
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)

   130-B Knowles Drive, Los Gatos, CA                      95032
(Address of principal executive office)                  (Zip Code)


       Registrant's telephone number, including area code: (408) 364-8850

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

  Net revenues of the issuer as of December 31, 1997 were $492,260.

  The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 16, 1998 was approximately $5,450,000, based upon the closing price of such stock on March 16, 1998.

  As of March 16, 1998, 8,305,818 shares of Common Stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information required by Items 9, 10, 11 and 12 of Form 10-KSB is incorporated by reference from the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1997.

  Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

  The following Business section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's operating results, the market acceptance of the products of the Company, its efforts to establish and maintain distribution partners, the development of new products and the Company's planned investment in the marketing and distribution of its current products and research and development with regard to future products. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: the Company's dependence on market acceptance of multifunction personal communications management products; lack of significant sales and distribution channels; the Company's ability to timely develop new products; business conditions and growth in the personal communications management industry and general economy; competitive factors, such as rival providers of personal communications management products and services, and price pressures; compatibility with a wide variety of switching configurations; reliance on sole source contract manufacturers and component suppliers; dependence on a limited number of key personnel; rapid technological changes; as well as other factors set forth elsewhere in this Form 10-KSB.

  SoloPoint, Inc. designs, develops and markets innovative and easy-to-use personal communications management products that connect people more effectively. The Company's products are used by residential Regional Bell Operating Companies ("RBOC") and Local Exchange Carriers ("LEC") Voice Mail customers, Small Office Home Office ("SOHO") professionals and professionals in corporate satellite offices. The Company's products are designed to allow users to balance three important needs of communications dependent individuals:
Mobility, the ability to receive critical calls while away from their primary office; Accessibility, the ability to be available on an as-needed basis; and Control, the ability to monitor calls in order to decide, in real time, from whom and when to accept a call.

  The Company currently offers three product lines: SmartScreen, which allows a residential RBOC or LEC Voice Mail customer to locally screen an incoming call and take the call, if desired; SmartMonitor, which allows a mobile professional to remotely monitor and take office calls from a cellular or PCS phone; and SmartCenter, which provides a feature rich call management environment for SOHO professionals and professionals in corporate satellite offices.

INDUSTRY OVERVIEW

  The number of communications-dependent individuals has increased significantly in recent years. These individuals can be categorized into three broad market categories: residential RBOC and LEC Voice Mail customers, mobile professionals, and SOHO professionals and professionals in corporate satellite offices.

 RBOC and LEC Voice Mail Users

  International Data Corporation estimates that as of the end of 1996 there were over 9 million residential RBOC Voice Mail customers in the United States, growing to over 18 million at the end of 2001. RBOC and LEC Voice Mail has several advantages over traditional answering machines, including the ability to take messages when the line is busy, better remote access, enhanced message management capabilities and improved reliability. The Company believes that the three major drawbacks to RBOC and LEC Voice Mail are the inability to screen a call, the lack of a visual message waiting indicator and the inability to share a fax machine on the same line as Voice Mail. If a call has gone to Voice Mail, a subscriber must wait until the caller has left a message, then dial a number, enter an access code, retrieve the message and call back the caller if they choose. The lack of a visual message waiting indicator forces the user to pick up his or her phone and listen for a stutter dial tone to determine if a message has been left. As a result, important calls may be missed and messages are often received later than if the blinking light of a traditional answering machine had been available. The Company believes that the lack of screening and a visual message waiting indicator light are significant factors causing the low penetration and frequent cancellation of Voice Mail service. Finally, the inability to support a fax machine on the same line requires a fax user to add a second line.

  The SoloPoint Solution-SmartScreen

  The Company's SmartScreen product line remedies these deficiencies in RBOC and LEC Voice Mail by providing users with the ability to screen incoming calls, visually determine if there are new messages, and utilize a fax machine on the same line as Voice Mail. SmartScreen connects to a Voice Mail user's telephone line and utilizes RBOC and LEC Three-Way calling service. When a user receives a call, SmartScreen picks up the call and connects the caller to RBOC or LEC Voice Mail. Simultaneously, SmartScreen turns on a built-in speaker so that the user can hear the caller as they leave a message. If the user wishes to talk to the caller, he/she can pick up any phone connected to the line and be immediately connected to the caller. In order to provide a visual message waiting indicator, SmartScreen is designed to work with stutter dial tone ("FSK") signaling provided by the RBOC or LEC. By providing the ability to support a fax machine on the same line, fax users are not forced to pay for a second line.


 Mobile Professionals

  The mobile professional's success is dependent upon the ability to effectively manage business communications in a mobile environment, thereby enabling the user to receive critical calls and be more responsive to customers. Missed calls, delayed responses to messages, or the appearance of an unprofessional image can cause potential customers or clients to take their business elsewhere. A large percentage of these mobile professionals utilize a cellular or PCS phone to stay in touch while out of the office. Because their office number and cellular or PCS number are not connected, phone calls to the office are not immediately received in the field resulting in "phone tag" or missed calls which can result in customer dissatisfaction and lost business.


  The SoloPoint Solution-SmartMonitor

  The SmartMonitor product line enables users to screen incoming office calls from a cellular or PCS phone and connect to those callers the user chooses. When a caller dials the user's office number, SmartMonitor simultaneously rings the user's office telephone and remote cellular or PCS phone. The SmartMonitor M-100 allows users to optionally monitor the call as the caller leaves a message on his/her office answering machine. The Company's SmartMonitor M-200 is designed to allow a user to monitor a message being left in RBOC or LEC Voice Mail. If the user wants to talk with the caller, he/she can be immediately connected by simply pressing a button on his or her remote cellular or PCS telephone. A key benefit of SmartMonitor is that it enables a user to be more accessible to customers without disclosing their cellular or PCS telephone number. In addition, since the user's office and cellular or PCS telephone rings simultaneously, the user can seamlessly move in and out of their office without having to enable or disable the device or service.


 SOHO Professionals and Professionals in Corporate Satellite Offices

  While many corporations provide a communications infrastructure for their employees that includes, among other things, secretarial and administrative support and computer and telephony services, SOHO professionals and professionals in corporate satellite offices must address their own personal communications management needs. These needs usually include the ability to provide a professional image through an Interactive Voice Response ("IVR") system, the ability to filter and route calls automatically, and the ability to tie all their communications devices and services together to work more efficiently and effectively. These individuals have previously attempted to address these needs through the use of an array of disparate, single function communication devices, such as cellular or PCS phones, pagers, fax machines and e-mail applications, and separate, basic broad-based communications services, such as Voice Mail, Call Forwarding, Caller ID and Three-Way Calling.


  The SoloPoint Solution-SmartCenter

  The Company's SmartCenter C-120 product responds to the needs of SOHO professionals and professionals in corporate satellite offices who require an automated method of ensuring that incoming calls are answered and properly filtered and routed. The C-120 is attached to the professional's main line and functions as an automated receptionist for incoming calls. Incoming calls are answered by the C-120, which plays a greeting and provides the caller with a set of options. These options can include transferring the caller to a particular department, extension or person, providing the caller with pre-recorded information (such as directions to the business), or providing the caller with another set of menu options. The caller responds to the C-120 by pressing the buttons on his touch-tone phone.

  The C-120 was designed to give businesses a robust set of features typically found on more expensive PC-based systems without the complicated installation and configuration procedures typically associated with such systems. The C-120 can answer a business' phone, play a greeting, provide a series of options to the caller, transfer the call to a specified extension and transfer the call to another set of menu options. Other features include multiple greetings for business hours and off business hours, a name directory, and extension dialing. The C-120 also tracks a variety of call statistics, such as number of calls processed at different times of the day. A non-technical user can configure the C-120 by simply responding to the interactive voice prompts, which are imbedded in the system. Although an optional graphical Windows-based PC software program is provided and can assist users in creating more complex procedures for handling calls, it is not required for normal operation of the SmartCenter device. Installation is accomplished by plugging standard telephone lines into the product. The Company believes that the C-120's suggested retail price of under $500 makes it a cost-effective solution to the call-processing needs of small business users.


 STRATEGY

  The Company's objective is to be a leading provider in the emerging personal communications management products market. The Company's strategy for achieving this objective includes the following key elements:


  Leverage Proprietary Technology to Create an Innovative Line of Personal Communications Products

  The Company intends to continue to leverage the proprietary technology incorporated in its initial SmartCenter product to design and bring to market a broad line of personal communications management products designed to meet the needs of a wide range of communications dependent individuals. In accordance with this strategy, the Company has introduced SmartScreen and SmartMonitor, which are substantially based upon the sophisticated technology contained in the SmartCenter product. The Company plans to similarly develop additional personal communications management products which the Company believes will leverage its research and development expenditures, facilitate the establishment of brand name recognition and expand the Company's distribution and marketing capabilities.


  Develop Telephone Company and Related Distribution Channels

  The Company's products are designed to meet the needs of RBOC or LEC customers while utilizing several RBOC and LEC services, such as Voice Mail, Three-Way Calling and Caller ID. In May 1997, the Company entered into a marketing agreement with Pacific Bell and is working to establish Original Equipment Manufacturer ("OEM") or additional marketing agreements with other RBOCs and with LECs so that its products can be bundled with RBOC or LEC services to provide a complete personal communications management solution. In addition, the Company's long term objective is to leverage these relationships to access RBOCs' and LECs' authorized resellers which the Company believes would also be appropriate resellers of its products.


  Establish Strategic Alliances and Business Relationships

  The Company intends to establish additional strategic alliances and business relationships with leading participants in various segments of the communications markets. The Company believes these alliances and relationships, if established, will enable it to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presence of these companies. In accordance with this strategy, the Company has received an equity investment from Ameritech. The Company's objective is to establish a strategic relationship with Ameritech involving marketing, distribution or manufacturing agreements.

SOLOPOINT PRODUCTS

 SmartScreen Family

  SmartScreen S-100:   The SmartScreen S-100 was introduced in January 1997, is
currently sold by Pacific Bell for $69.95 and is also available through various retail outlets for prices between $99.95 and $119.95. The S-100 enables a residential RBOC or LEC Voice Mail user to screen and manage incoming calls while callers are leaving messages on the user's RBOC or LEC Voice Mail. The user can connect with a caller while he/she is leaving a Voice Mail message at any time during the call. The following table lists the key features of SmartScreen S-100 and the benefits the Company believes they bring to the end customer:


FEATURE                                   DESCRIPTION                 BENEFIT TO CUSTOMER
----------------------------------------------------------------------------------------------

Voice Mail Screening             Allows a user to screen         Control over who to talk
                                 incoming calls on a Voice       with on a call by call
                                 Mail enabled line.              basis.

                                                                 Identify the caller and the
                                                                 purpose of the call before
                                                                 picking up the phone.
----------------------------------------------------------------------------------------------

Anytime Connection with Caller   Allows a user to                Real time connection to
in Voice Mail                    instantaneously connect         important callers.
                                 at anytime with a caller
                                 while the caller is leaving
                                 a message in Voice Mail.
----------------------------------------------------------------------------------------------

Visual Message Waiting           A red light flashes to          Eliminates need to dial voice
Indicator                        indicate new messages           mail to determine if a
                                 in Voice Mail.                  message has been left.
----------------------------------------------------------------------------------------------

Voice Mail Fax Switch            Allows an external fax          More effective use of single
                                 machine to work on a Voice      telephone line.
                                 Mail enabled line.
                                                                 Avoids additional cost of a
                                                                 second phone line.
----------------------------------------------------------------------------------------------

     SmartScreen S-150:   The SmartScreen S-150 was introduced in May 1997 and
currently retails for approximately $119.95. The S-150 is designed to meet the needs of SOHO professionals who have a PC and use RBOC or LEC Voice Mail. The S-150 provides an RS-232 interface to a PC and PC software that integrates Voice Mail, Caller ID and the user's PC. In addition to providing all the features and benefits of the SmartScreen S-100, the SmartScreen S-150 provides the following additional features and the benefits:


FEATURE                                             DESCRIPTION                      BENEFIT TO CUSTOMER
----------------------------------------------------------------------------------------------------------------

PC Caller ID screen pop                Caller ID information pops up on the   Provides visual information about
                                       PC screen.                             the person calling prior to
                                                                              picking up the call.

                                                                              Personal call management.
----------------------------------------------------------------------------------------------------------------

Detailed call logging                  Key information for each call is       Accurate record of call activity
                                       saved and can be stored or exported    for billing or other purposes.
                                       to other software applications.
----------------------------------------------------------------------------------------------------------------

TAPI driver                            Sends Caller ID information to any     Automatic access of caller's
                                       TAPI compliant database or Personal    record and information on any
                                       Information Manager (PIM).             TAPI compliant software
                                                                              application.
----------------------------------------------------------------------------------------------------------------

Call indicator screen saver            Screen saver indicates number of new   Allows user to ascertain call
                                       calls.                                 status on a PC.
----------------------------------------------------------------------------------------------------------------

    SmartMonitor Family

     SmartMonitor M-100:   The SmartMonitor M-100 was introduced in September
1996 and currently retails for $149.95. The M-100 is designed to meet the needs of mobile professionals who have a direct access office number and an answering machine. The M-100 enables users to screen incoming office calls from either their cellular or PCS telephone. When a caller dials the user's office number, SmartMonitor simultaneously rings the user's office number and cellular or PCS telephone. The user can optionally monitor calls as messages are being left on the user's office answering machine. The user can also elect to instantly connect to callers by simply pushing a button. A key benefit of the M-100 is that it enables users to be more accessible to their customers without disclosing their cellular or PCS numbers or the user's current location. Since the user's office telephone and Cellular or PCS telephone ring simultaneously, the user can answer either telephone without having to disable or enable any of the screening features of the M-100, an advantage over RBOC or LEC Call Forwarding. The following table lists the key features of the SmartMonitor M-100 and the benefits the Company believes they bring to the end customer:



FEATURE                                            DESCRIPTION                       BENEFIT TO CUSTOMER
----------------------------------------------------------------------------------------------------------------

Remote Monitoring of Office Calls      Allows a user to discretely monitor   Control of inbound cellular calls.
                                       and then optionally take incoming
                                       office calls from either a remote     Reduced "phone tag" with
                                       cellular or PCS telephone.            customers.

                                                                             Single number access (office
                                                                             number).
----------------------------------------------------------------------------------------------------------------

Simultaneous Ringing of Office and     Rings the user's office phone and     Eliminates needs for the user to
Remote Telephone                       the remote cellular or                routinely enable/disable unit.
                                       direct-dialed land based telephone
                                       at the same time.                     Single number access (office
                                                                             number).
----------------------------------------------------------------------------------------------------------------

Remote Programming                     Allows the user to remotely change    User does not need to return to
                                       the monitor telephone number.         office to change monitor telephone
                                                                             number.
----------------------------------------------------------------------------------------------------------------

     SmartMonitor M-200:   The Company commenced commercial shipment of the
SmartMonitor M-200, also known as the Mobile Phone Companion M-200, in September 1997 which currently retails for $249.95. The M-200 is designed to meet the needs of high-end mobile professionals who have a direct access office number and RBOC or LEC Voice Mail or answering machines. When used with RBOC or LEC Voice Mail, the M-200 requires RBOC or LEC Three-Way Calling service. In addition to providing all the features and benefits of the SmartMonitor M-100, the SmartMonitor M-200 provides the following additional features.


FEATURE                                   DESCRIPTION                 BENEFIT TO CUSTOMER
----------------------------------------------------------------------------------------------

Permits local screening of       Allows a user to discretely     Ultimate control of inbound
Voice Mail and answering         monitor and then optionally     calls.
machines                         take incoming office calls
                                 from either a cordless          Gives the customer the
                                 or stationary telephone.        ability to utilize a
                                                                 cordless phone and
                                                                 still monitor phone calls.
----------------------------------------------------------------------------------------------

Return callers to Voice Mail     Allows a user to send a         Maximize call management.
after  talking with them         caller back into Voice Mail
                                 after talking with them.        Voice Mail records
                                                                 information
                                                                 when the user is busy.
----------------------------------------------------------------------------------------------

Voice prompted set up menus      Natural human voice menuing     Simplifies setup.
                                 system for setup and
                                 configuration.                  Simplifies normal
                                                                 interactions.
----------------------------------------------------------------------------------------------

Pause and special character      Allows the user to enter        Supports centralized
dialing                          pauses and special              corporate Voice Mail
                                 characters into                 configurations.
                                 the dialing string.
                                                                 Supports Credit Card and
                                                                 other forms of call payment.

                                                                 Supports consolidation of
                                                                 messages into cellular Voice
                                                                 Mail systems.
----------------------------------------------------------------------------------------------

Supports both RBOC and LEC       Allows a user to use Voice      Works with customers'
Voice Mail or answering          Mail or an answering machine    existing answering machine
machine                          as their messaging solution.    or RBOC and LEC Voice Mail.
----------------------------------------------------------------------------------------------

 SmartCenter Family

     The SmartCenter C-120 is the successor to the SmartCenter C-100, which the Company introduced in March 1996. The C-120 currently retails for $495.95 per unit and is a complete, multifunction, communications management platform designed to meet the needs of mobile, communications-dependent SOHO individuals. The SmartCenter C-120 is an integrated communications management hardware device that fits under a telephone, connects to two analog telephone lines and provides four general purpose extensions for connecting personal office telephone equipment. The core building block of the C-120 is its efficient, feature rich, analog switching matrix, which provides many of the PBX-like functions of larger, more expensive switches. The configuration and management of the C-120 can be accomplished through either the convenience of a voice-prompted, touch-tone menuing interface or a graphical configuration software application running on a PC that can be connected to the C-120's serial interface. The C-120 can route, filter, prioritize and manage both incoming and outgoing calls through the use of its proprietary technology.

  The SmartCenter C-120 supports a number of features that provide a complete personal communications management system for mobile, communications-dependent individuals. These features are entirely dependent upon the specifications published by Bell Communications Research ("Bellcore Specifications").

  The SmartCenter C-120 can be configured and managed through a customized, voice-prompted touch-tone menuing interface, either remotely or locally, or through SmartStart, the C-120's graphical configuration software application. Most basic features of the C-120 can be configured through voice-prompted touch-tone sequences, either from a local extension telephone or a remote telephone. Callers dialing in are required to enter a PIN to access the configuration menus, thus ensuring a secure communications environment. SmartStart, a graphical user interface, can be used to configure and manage the SmartCenter C-
120. SmartStart is a full 32-bit Windows-based software application that can run under Windows 95, Windows NT and Windows 3.11 (with 32-bit extensions). With SmartStart, the user can configure any number of "call handlers" and store them on a PC. A call handler is a set of instructions that directs the SmartCenter C-120 on how to handle an incoming call. Call handlers are created "visually" through the use of a call handler template editor. Once handlers are configured and downloaded, the SmartStart application can be terminated and the PC disconnected from the SmartCenter C-120. The following table lists the key features of the SmartCenter C-120 and the benefits the Company believes they bring to the end customer:


FEATURE                                 DESCRIPTION                   BENEFIT TO CUSTOMER
------------------------------------------------------------------------------------------------

Remote Monitoring             Allows a user to discreetly       Control of inbound cellular
                              monitor and then optionally       calls.
                              take an incoming office call
                              from either a remote cellular     Reduced "phone tag" with
                              or direct-dial land based         customers.
                              telephone.
                                                                Single number access (office
                                                                number).
------------------------------------------------------------------------------------------------

Local Monitoring              Allows a user to locally screen   Caller identification for better
                              undetected incoming calls on a    control of calls.
                              telephone line utilizing RBOC
                              Voice Mail services.
------------------------------------------------------------------------------------------------

Auto Attendant Menuing        Allows a user to present a        More professional image.
                              customized, voice-prompted menu
                              to a caller who can then direct   More effective handling of
                              the call to an answering          calls.
                              machine,Voice Mail, pager,
                              extension, fax machine, or        Improved ability to find the
                              other remote telephone            customer.
                              number.
------------------------------------------------------------------------------------------------

Direct Routing                Allows a user to specifically     Single number access.
                              definewhere to route a specific
                              incoming call. Routing can be     More convenient for caller.
                              determined based on Caller ID,
                              distinctive ring, fax/voice       Improved ability to have phone
                              type, time of day, or day of      calls follow the customer.
                              week.
------------------------------------------------------------------------------------------------

Fax Routing                   Allows a user to receive and      Better utilization of telephone
                              transmit faxes from either        lines.
                              telephone line, re-route
                              incoming faxes to a remote fax    Single number fax access.
                              machine automatically, and
                              prevents accidental fax           More reliable fax reception.
                              interruption if an extension is
                              picked up.
------------------------------------------------------------------------------------------------

CORE TECHNOLOGY

     The Company has developed a number of technology building blocks which the Company believes enables it to relatively quickly and efficiently develop new hardware and software personal communications management products. The Company's most important hardware building block is the low cost, highly flexible analog-switching core. In addition to implementing the basic PBX-like switching function, this circuit implements additional higher level PBX features such as DTMF detection/generation, silence detect, full/half duplex separation and call progress monitoring. Another key hardware building block is the automatic gain recovery circuitry, used to dynamically control the voice quality and volume between two central office lines that are connected together in either a half duplex or full duplex manner. The Company believes that this circuit significantly reduces any line loss, which might result in poor signal quality upon the connection of the two central office lines. The Company believes that the nature of its core technology will enable it to implement its strategy of developing a broad line of personal communications management products.

  The Company has a library of telephony-based software algorithms and Application Programming Interfaces ("APIs") which provide the basis of all the features in SmartCenter, SmartMonitor and SmartScreen. These algorithms and APIs work in conjunction with the hardware to provide unique functionality.

SALES AND MARKETING

  Since March 1996, the Company has introduced three product lines that are designed to address specific market segments and customers. The Company's products are sold to residential RBOC and LEC Voice Mail customers, mobile professionals and SOHO professionals and professionals in corporate satellite offices. The Company has identified distribution channels for each of these product lines and intends to market to these channels accordingly.

  The Company's SmartScreen product line is targeted at residential RBOC and LEC Voice Mail customers. The Company believes that the primary channels of distribution for the SmartScreen family are RBOCs and LECs. The Company's strategy is to encourage these telephone companies to co-brand, market and sell SmartScreen products to Voice Mail subscribers at discounted prices and/or on favorable terms to enhance the benefits of RBOC and LEC Voice Mail in order to retain existing subscribers or acquire new subscribers. In May 1997, the Company entered into a marketing agreement with Pacific Bell to market a co-branded version of the S-100 to Pacific Bell's residential Voice Mail customers. The Company believes that its current relationship with Pacific Bell and the future relationships with the other RBOCs and LECs which it intends to establish in connection with marketing the SmartScreen S-100 product will aid it in developing the telephone companies as a distribution channel for its other products, the SmartScreen S-150, the SmartCenter C-120, the SmartMonitor M-100 and the SmartMonitor M-200.

  The Company's SmartMonitor product line is targeted at mobile professionals. The SmartMonitor M-100 is designed for mobile professionals who use answering machines and the SmartMonitor M-200 is designed for mobile professionals who use RBOC or LEC Voice Mail. The Company believes that the primary channel of distribution for the M-100 is the network of retailers, dealers and distributors currently marketing cellular and PCS telephones and the primary channels of distribution for the M-200 are RBOCs and LECs. Because mobile professionals use cellular and PCS telephones and pagers, the Company also intends to pursue relationships with the wireless operations of RBOCs and LECs.

  The Company's SmartCenter product line is targeted at SOHO professionals and professionals in corporate satellite offices that need to be integrated into the corporate communications infrastructure. The Company believes the primary sales distribution channel for the C-120 targeted at SOHO professionals is office supply retailers. The Company believes the primary sales channel for the C-120 targeted at corporate satellite offices is direct from the Company or through Value Added Resellers ("VARs").

  In addition to the foregoing targeted distributed channels, in order to make its products more widely available to end-users the Company also markets its products through catalogs targeted at telephony customers.

MANUFACTURING

  The Company's manufacturing operations consist of final integration and test of its products at the Company's facilities, in order to maintain overall product quality. The Company subcontracts the manufacture of all of the subassemblies of SmartCenter on a sole source basis offshore to CT Continental (for circuit board fabrication) and Wellex Corporation (for circuit board assembly). The Company subcontracts the manufacture of the subassemblies of SmartMonitor on a sole source basis to Wellex Corporation (for circuit board assembly) and AC International, Inc. (for circuit board fabrication). The Company is currently subcontracting the subassemblies of SmartScreen on a sole source basis to CT Continental offshore. The Company believes that there are alternative contract manufacturers which could produce such subassemblies, but it is not currently pursuing agreements or understandings with such alternative sources. To date, the contract manufacturers have not been required to assemble and deliver material quantities of subassemblies of any of the Company's current products. Sole source integrated circuit suppliers include but are not limited to Motorola, Inc., Texas Instruments, National Semiconductor Corporation, Exar Corporation and DSP Technology, Inc. There can be no assurance that such contract manufacturers or sole source integrated circuit suppliers will be able to supply the Company with sufficient quantities of subassemblies or components in a timely manner. If a contract manufacturer or sole source supplier were unable to assemble or deliver the Company's subassemblies or components in a timely manner, for any reason, the Company's business, financial condition and results of operations would be materially adversely affected. In the event of a reduction or interruption of supply to the Company of such subassemblies or components, it could take a significant period of time for the Company to qualify alternative suppliers, redesign the product as necessary and commence manufacturing. The Company's inability to obtain sufficient quantities of subassemblies or sole or limited source components in the future or to develop alternative sources in the future, could result in delays in product introductions or shipments, which could have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

  Since its inception, the Company has made a substantial investment of approximately $4,700,000 as of December 31, 1997 in the research and development of its core technology. This investment has resulted in the modular hardware and software technology which the Company has utilized in its three product lines:
SmartCenter, SmartMonitor and SmartScreen. The Company intends to continue to leverage this core technology to develop additional products to broaden its product line. While the Company believes that its future success, if any, will depend in large part on its ability to develop additional products that meet the unique needs of each RBOC or LEC, the Company expects to continue to derive substantially all of its revenues, if any, over the next 12 months from the sale of its existing products. As of December 31, 1997, the Company's product development staff consisted of four engineers. The Company also utilizes consultants on a project basis from time to time. The Company's total expenses for research and development for the years ended December 31, 1997 and 1996 and for the period from inception to December 31, 1997 were $1,385,544, $1,523,599 and $4,739,261, respectively.

COMPETITION

  The market for communications products is highly competitive and characterized by rapid technological change, frequent new product introductions, short product life cycles, evolving industry standards and significant price erosion over the life of a product. The Company believes that the principal competitive factors affecting this market include product features, compatibility with a wide variety of switching configurations, price, ease of use, quality, customer service and support, as well as company and product reputation. Within specific ranges of functionality, the Company experiences and expects to continue to experience competition from many sources, including but not limited to: (i) companies that provide communications management services, such as Priority Call Management, Inc., Wildfire Communications, MCI, AccessLine Technologies, Inc. and RBOCs such as Ameritech

Corporation and U.S. West; (ii) companies that directly provide personal communications management products, such as Bogen Communications, Inc., Beond Communications, Centrepoint s/w Technologies, Incorporated, Datacom, Jetstream Communications, Inc. and Notify Corporation; and (iii) large consumer electronics companies that offer telephony products, such as enhanced answering machines, including AT&T Corporation, Sony Corporation, Panasonic Company and others. The Company believes that there will be intense competition between companies that provide communications management services, such as RBOCs, and companies that directly provide communications management products.

  Most of the Company's present and potential competitors have substantially greater financial, marketing, technical and other resources than the Company. Furthermore, the Company also expects to compete with companies that have substantial manufacturing, marketing and distribution capabilities, areas in which the Company has limited or no experience. Increased competition, direct and indirect, could materially adversely affect the Company's revenues and profitability through pricing pressure and loss of market share. There can be no assurance that the Company will be able to compete successfully against existing and new competitors as the market evolves and the level of competition increases. The failure to compete successfully against existing and new competitors would have a material adverse effect upon the Company's business, financial condition and results of operations.

  Current and potential competitors have established and may establish cooperative relationships with third parties to increase the ability of their products to address the needs of the Company's prospective customers. To the extent such third parties enter into such relationships with competitors of the Company, such third parties are likely to be unable or unwilling to enter into similar relationships with the Company. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, such competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than can the Company. There can be no assurance that these competitive pressures will not materially adversely affect the Company's business, financial condition and results of operations.


INTELLECTUAL PROPERTY RIGHTS

  The Company relies upon a combination of patents, trademarks and non-disclosure agreements in order to establish and protect its proprietary rights. The Company has filed applications for certain patents covering its current products and intends to continue to file applications, as appropriate, for any of the Company's future products. There can be no assurance that patents will issue from any of its pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the right granted thereunder will provide proprietary protection to the Company. Since United States patent applications are maintained in secrecy until patents issue and since the publication of inventions in technical or patent literature tend to lag behind such inventions by several months, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications, that it was the first to file patent applications for such inventions or that the Company is not infringing on the patents of others.

  The Company has in the past and intends in the future to trademark some of its proprietary product names and logos and claims copyright protection for its proprietary software. There can be no assurance that the Company can obtain additional trademarks or that any copyright protection will be adequate. Litigation may be necessary to enforce the Company's patents, if issued, trademarks, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations regardless of the final outcome of such litigation. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent, as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. In the absence of effective protection of its intellectual property, there can be no assurance that third parties will not develop and market copies of the Company's products.

  The Company has received a letter from two third parties asserting certain patents for various telephone call processing products and seeking to enter into licensing agreements with the Company with respect to such patents. The Company has had discussions with one of the parties and has reached an understanding as to a licensing agreement. The Company is currently reviewing the second matter to determine the need for any such licensing agreements. There can be no assurance that the Company will not be obligated to defend itself in court against allegations of infringement of third-party patents or that the Company would prevail in any such litigation seeking either damages or an injunction against the sale of the Company's products. An adverse outcome in such a suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

PERSONNEL

  As of December 31, 1997, the Company employed 15 people on a full-time basis. Of these, five were responsible for research and development, three were in customer support and quality assurance, two were responsible for sales and marketing, three were responsible for finance and administration and two were responsible for operations. The Company also utilizes consultants to fulfill certain projects in the area of engineering as well as corporate marketing. The Company's employees are not represented by a union and the Company considers its relationship with its employees to be good.

  The Company's future success depends substantially upon the efforts of certain of its executive officers and key technical and other employees, none of whom are covered by key man life insurance. Edward M. Esber, Jr. joined the Company in October 1995 as President, Chief Executive Officer, Chief Financial Officer and Director. In January 1998 Mr. Esber was elected as Chairman of the Board and relinquished his responsibilities as President & CEO. Arthur G. Chang joined the Company in February 1996 as Chief Operating Officer and Vice President of Research and Development. In January 1998 Mr. Chang was elected President and CEO. Donald Nanneman joined the Company in January 1997 as Vice President of Marketing. Ronald J. Tchorzewski joined the Company in October 1996 as Vice President of Finance and in July 1997 was elected to the position of Chief Financial Officer.

  The Company's ability to successfully market and distribute its existing and any future personal communications management products will require it to attract, retain and motivate additional key employees, including product support, research and development and sales and marketing personnel. There can be no assurance that the Company will be successful in achieving any of these goals, and the failure to do so would have a material adverse effect on the Company's business, financial conditions and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

  The Company leases approximately 8,200 square feet in a facility in Los Gatos, California. The facility is subject to a lease which expires in September 1998 renewable at the Company's option for one additional year. The current monthly rent is approximately $7,400. The Company believes that its current facilities are sufficient to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Since the Company's initial public offering on August 6, 1996, the Company's Common Stock has been traded on the Nasdaq "SmallCap" Market System under the symbol "SLPT". As of December 31, 1997 there were approximately 3,505,000 shares of Common Stock outstanding and 35,000,000 shares of Common Stock were authorized.

  The following table sets forth the range of the high and the low closing sales price for each of the periods indicated for shares of the Company's Common Stock.

   1997

Quarter Ended                                                   HIGH      LOW
-------------                                                  -------  -------
March 31, 1997..............................................    $3.38    $1.75
June 30, 1997...............................................    $3.50    $1.63
September 30, 1997..........................................    $3.81    $1.88
December 31, 1997...........................................    $2.56    $ .75

    1996
Quarter Ended                                                   HIGH      LOW
-------------                                                  -------  -------
September 30, 1996 (from August 6, 1996)                        $5.34    $2.61
December 31, 1996...........................................    $3.50    $1.75

  As of March 16, 1998 there were 108 holders of record of Common Stock.

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

 Results of Operations

NET REVENUES

  Since inception, the Company's focus has been on the design and development of personal communications management solutions for communications-dependent individuals. The Company introduced its first product, SmartCenter, at the end of March 1996 with the initial shipment of its second product, SmartMonitor, at the end of September 1996. The Company recorded its initial revenues in the quarter ended June 30, 1996. The Company's products currently have a 30-day, unconditional, money-back guarantee. Revenue is recognized when products are shipped and the 30-day money-back guarantee period has lapsed. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of revenue and accounts receivable.

  Net revenues for the year ended December 31, 1997, were $492,260 compared to $380,113 for the year ended December 31, 1996, a 30% increase. The increase in net revenues is mainly attributable to revenues from the shipment of the SmartCenter C-120 and the SmartMonitor M-100 for a full year as well as the introduction of new products such as SmartScreen S-100 in the first quarter of 1997 and the Mobile Phone Companion M-200 during the third quarter of 1997 as compared to only revenue from SmartCenter C-120 for three quarters and SmartMonitor M-100 for one quarter in 1996.

DEPENDENCE ON KEY CUSTOMERS

  During the year ended December 31, 1997, two customers accounted for approximately 31% and 24% of net revenues. There can be no assurance that such customers will continue to order similar volume of product from the Company. A significant reduction in sales volume attributable to the loss of any of the Company's customers, or the Company's inability to collect accounts receivable from any major customer could have a materially adverse effect on the Company's business, financial condition and results of operations.

GROSS MARGIN

  Cost of sales, which consists mainly of product cost and an increase in inventory reserves for the year ended December 31, 1997 was $940,822, which was 191% of revenue as compared to $289,050 which was 76% of revenue for the year ended December 31, 1996. The high percentage of cost of sales for the year ended December

31, 1997 was primarily due to an increase in inventory reserves of approximately $600,000 during the fourth quarter of 1997. The increase in inventory reserves primarily related to the Company's SmartCenter C-120 product inventory and was done principally as a result of the Company's change in distribution strategy and the Company's lower than anticipated sales for 1997. Cost of sales without the reserve adjustment would have been 69% of revenue for the year ended December 31, 1997. Cost of sales for the year ended December 31, 1996 was impacted by low priced units offered to customers who had participated in beta testing; free samples provided to prospective customers to open new distribution channels; early, low production volume and the re-working of certain items. Cost of goods sold for the year ended December 31, 1996 was also impacted by write-downs of obsolete inventory of $15,000 during the second quarter of 1996.

OPERATING EXPENSES

  Research and Development Research and development expenses, which consist primarily of personnel related and consulting expenses, were $1,385,544 for the year ended December 31, 1997 as compared to $1,523,599 for the year ended December 31, 1996. This decrease of 9% resulted from a combination of lower prototype and tooling expenses partially offset by higher personnel related expenses. The Company currently expects that research and development expenses will be consistent with the level experienced in the prior year.

  Sales and Marketing Sales and marketing expenses which consist primarily of advertising, public relations, marketing communications, conferences and trade shows, travel and personnel expenses were $1,696,021 for the year ended December 31, 1997 as compared to $1,120,400 for the year ended December 31, 1996. This increase of 51% is primarily due to increased expenses related to an increase in personnel and related costs as well as advertising and marketing efforts to support the Company's expanded product line and RBOC relationship activity. The Company anticipates that sales and marketing expenses may decrease in future periods based upon its recent shift in distribution startegy.

  General and Administrative General and administrative expenses which include personnel, professional services, bad debt allowances, depreciation, and consultant expenses were $1,175,223 for the year ended December 31, 1997, as compared to $1,117,974 for the year ended December 31, 1996. This increase of 5% is primarily due to increased headcount and the higher professional services costs associated with being a public company. The Company anticipates that general and administrative expenses may grow in absolute dollars, but may decrease as a percentage of revenue, as it adds the infrastructure necessary to accommodate expanded operations and to support a growing customer base.

OTHER INCOME (EXPENSE)

  Other income is comprised primarily of interest income on cash balances, which had been nominal until the completion of the Company's initial public offering in August 1996. The net proceeds from the initial public offering earned interest through investment in money market funds. For the year ended December 31, 1997 the Company earned recognized interest income of $73,028 compared with interest income of $108,774 for the year ended December 31, 1996. The decrease in interest income from 1996 to 1997 of $35,746 or 33% was the result of lower average cash balances. This was offset by interest expense of $43,057 for the year ended December 31, 1997 and interest expense of $32,476 for the year ended December 31, 1996.

PROVISION FOR INCOME TAXES

  There was no provision for federal or state income taxes for the years ended December 31, 1997 and December 31, 1996 as the Company incurred net operating losses. At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $6,000,000. The Company also had federal and state research and development tax credit carryforwards of approximately $100,000 and $150,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 1998 through 2012, if not utilized. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. The Company's recent public offering may result in such an ownership change for purposes of Section 382 of the Code. If an ownership change were to occur, net operating losses and credits could expire before utilization. For financial reporting purposes, a valuation allowance of $5,000,000 has been recorded to offset deferred tax assets recognized under the Financial Accounting Standards No. 109, "Accounting for Income Taxes," primarily related to the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1997, the Company had cash of $65,858 and working capital of $(115,670). The Company used cash of $3,935,016 in its operating activities for the year ended December 31, 1997. Principal uses of cash were to fund the Company's net loss, an increase in other assets of $277,956 related to expenses incurred in connection with the Company's secondary offering which will be transferred to equity upon the closing of the offering in January 1998 and an increase in inventories of $168,275. The Company filed an amended Form SB-2 on December 30, 1997 to sell an additional 4,800,000 shares of Common Stock. This offering was completed on January 14, 1998 which provided the Company with net proceeds of approximately $3,520,000.

  The Company expects to incur additional substantial losses at least through the end of calendar year 1999, but anticipates that its capital resources at December 31, 1997 plus the $3,520,000 in proceeds from the offering completed on January 14, 1998 will provide adequate cash to fund its operations for the next twelve months at its anticipated level of operations. However, the Company may seek additional funding during calendar 1998 and will likely require additional funding after such time. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Failure to obtain funding would have a material adverse effect on the Company's business, financial condition and results of operations and could require the Company to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive. In February 1997, the Company entered into a $1,500,000 line of credit with Silicon Valley Bank, which is based upon accounts receivable. Subject to meeting certain covenants the Company is entitled to borrow up to 80% of the value of eligible accounts receivable at an interest rate equal to the prime rate plus 1%. No amounts have been drawn on the line as of December 31, 1997. This line of credit expired as of February 28, 1998. The Company expects to renew its line of credit with Silicon Valley Bank under similar terms. As of December 31, 1997 the Company did not have any significant commitments for capital or other expenditures.

FUTURE OPERATING RESULTS

  Since its inception in 1993, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At December 31, 1997, the Company had an accumulated deficit of $12,066,648, and had incurred operating losses of $4,705,350 and $3,670,910 for the years ended December 31, 1997 and 1996, respectively. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 1999.

 Potential Fluctuations in Quarterly Results

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

 RISK FACTORS

   Recent Product Introductions; Emerging Market; Dependence on Market Acceptance of Products; Lack of Adequate Marketing Resources The Company has only recently introduced its current products and to date the Company has received only limited revenue from the sale of these products. The market for personal communications management products is only beginning to emerge, and there can be no assurance that it will develop sufficiently to enable the Company to achieve broad commercial acceptance of its products. Because this market is relatively new and because current and future competitors are likely to introduce a variety of competing products and services, it is difficult to predict the rate at which this market will grow, if at all, or the degree of market penetration which the Company will be able to achieve, if any. To date, the market for personal communications management products has developed at a significantly slower rate than the Company had originally anticipated. If the personal communications management market fails to grow or grows at a slower rate than the Company currently anticipates, or if the Company fails to achieve sufficient market penetration, the Company's business, financial condition and results of operations will be materially adversely affected. Even if the market for personal communications management products does grow, there can be no assurance that the Company's current products or any future personal communications management products introduced by the Company will achieve commercial acceptance within such a market. Marketing newly introduced products such as those of the Company in a developing market requires extensive financial resources and marketing efforts. To date, the Company has not had sufficient financial resources to adequately market its products.

  Risks Associated with Strategic Relationships The Company believes that its future success, if any, will be largely dependent on its ability to either sell its products to or enter into joint marketing arrangements with RBOCs and LECs in the United States. In particular, the Company believes that certain of its products can be sold profitably only if they are sold to or in conjunction with RBOCs and LECs. Selling a product to or entering into a marketing relationship with an RBOC or LEC is generally a lengthy process. A failure by the Company to develop significant relationships with RBOCs and LECs would have a materially adverse effect on the Company's business and operating results. The Company has entered into a marketing agreement with Pacific Bell which calls for Pacific Bell to market a co-branded version of the Company's SmartScreen S-100 product. There can be no assurance that the marketing agreement with Pacific Bell will be successful or that the Company will be able to establish relationships with other RBOCs. Even if the Company is successful in establishing alliances or relationships with RBOCs, LECs or other strategic partners, there can be no assurance that such alliances or relationships will result in an increase in the Company's distribution channels or product revenues or otherwise provide any benefit to the

Company. In addition, the strategic partners may be in direct or indirect competition with the Company or among each other. The presence of potential or actual conflicts of interest could materially adversely affect the Company's relationships with potential strategic partners, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Limited Number of Customers During the year ended December 31, 1997, two customers accounted for approximately 31% and 24% of the Company's net revenues. The Company expects that sales to relatively few customers will continue to account for a significant percentage of the Company's revenues for the foreseeable future. Substantially all of the Company's sales are made on a purchase order basis, and none of the Company's customers has entered into an agreement requiring them to purchase the Company's products. The loss of, or any reduction in orders or returns of product from a current customer could have a material adverse effect on the Company's business, financial condition and results of operations in the near term.

  The Company's ability to increase its sales will depend in part upon its ability to obtain orders from new customers. In this regard, the Company intends to expand its efforts to sell to RBOCs and LECs. The Company has had only nominal sales to one RBOC to date and there can be no assurance of significant sales to any RBOC or LEC in the future. In the event that such sales do not materialize, the Company's business, financial condition and results of operations would be materially adversely affected.

  Delisting of Securities from the Nasdaq Market; Limited Liquidity of Trading Market Shares of the Company's Common Stock are quoted on the Nasdaq SmallCap Market. The Nasdaq Small-Cap Market is a significantly less liquid market than the Nasdaq National Market. If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market. Trading, if any, in the Common Stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations of the price of, the Company's Common Stock. Nasdaq has recently promulgated new rules which make continued listing of companies on the Nasdaq SmallCap Market more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. In addition, if the Company's Common Stock were removed from the Nasdaq SmallCap Market, the Company's Common Stock would be subject to so-called
"penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition, because the market price of the Company's Common stock is less than $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. Such rules may further limit the market liquidity of the Company's Common Stock. The Company recently received notification from Nasdaq that the Company, based upon its then most current public filings was not in compliance with Nasdaq's new net tangible assets/market capitalization/net income requirement for continued listing on the Nasdaq SmallCap Market and as such is subject to delisting. Based upon the proceeds received by the Company upon the completion of its public offering on January 14, 1998, the Company is currently in compliance with such requirements and is in the process of appealing any potential delisting.

  Year 2000 Compliance The Company does not currently expect any year 2000 compliance issues or material costs to arise related to primary internal business information systems. However, the Company utilizes third party vendor network equipment, telecommunication products, and third party software products which may or may not be Year 2000 compliant. A number of the computers of the Company's customers and vendors that interface with the Company's systems may run on programs that have Year 2000 problems and may disrupt the Company's business operations. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third parties, failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

  Forward-looking Statements This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include the Company's plans to create a line of personal communications management products, establish strategic alliances and business relationships, implement a multichannel distribution strategy, expend resources to create end-user demand and brand name recognition and file additional patent applications. Such forward-looking statements may also be deemed to include the Company's expectations concerning factors affecting the market for its current products and any future personal communications management products it may develop, including growth in the personal communications management product marketplace, the dependence of mobile individuals on the ability to manage business communications effectively in a mobile environment and the shortcomings of commercially available personal communications management products. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in the other sections of this Form 10-KSB.

                                      (2)

ITEM 7. FINANCIAL STATEMENTS

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SoloPoint, Inc.

  We have audited the accompanying balance sheets of SoloPoint, Inc. (a development stage company, formerly SoHo Communications, Inc.) as of December 31, 1997 and 1996 and the related statements of operations, redeemable convertible preferred stock and shareholders' equity and cash flows for the years then ended and for the period from inception (March 26, 1993) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SoloPoint, Inc. (a development stage company) at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and for the period from inception (March 26, 1993) to December 31, 1997, in conformity with generally accepted accounting principles.

                                  /s/ Ernst & Young LLP

Palo Alto, California
February 10, 1998

                                SOLOPOINT, INC.
                         (a development stage company)

                                 BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                       ---------------------------------
                                                                                            1997              1996
                                                                                       ---------------  ----------------
Assets
Current assets:
 Cash................................................................................    $     65,858       $ 4,066,825
 Accounts receivable, net of allowances of  $188,233 in 1997 and $20,777 in 1996.....         163,586           327,916
 Inventories.........................................................................         403,529           835,254
 Other current assets................................................................          29,876            39,330
                                                                                         ------------       -----------
Total current assets.................................................................         662,849         5,269,325
Furniture and equipment, at cost:
 Computers and software..............................................................         275,150           231,479
 Furniture and fixtures..............................................................         203,609           148,944
                                                                                         ------------       -----------
                                                                                              478,759           380,423
 Accumulated depreciation and amortization...........................................         320,032           205,165
                                                                                         ------------       -----------
                                                                                              158,727           175,258
Deposits and other assets............................................................         325,407            37,997
                                                                                         ------------       -----------
Total assets.........................................................................    $  1,146,983       $ 5,482,580
                                                                                         ============       ===========

Liabilities and shareholders' equity
Current liabilities:
 Accounts payable....................................................................    $    678,380       $   299,926
 Accrued compensation................................................................          33,294           137,872
 Notes payable, current portion......................................................          41,537            39,594
 Other accrued liabilities...........................................................          25,308             3,787
                                                                                         ------------       -----------
Total current liabilities............................................................         778,519           481,179
Notes payable, non-current portion...................................................          96,776           140,165

Commitments and contingencies

Shareholders' equity:
 Common stock, no par value:
  Authorized shares--35,000,000
  Issued and outstanding shares--3,505,818 in 1997, 3,499,780 in 1996................      12,423,836        12,410,005
 Deficit accumulated during the development stage....................................     (12,066,648)       (7,391,269)
 Notes receivable from shareholders..................................................         (85,500)         (157,500)
                                                                                         ------------       -----------
Total shareholders' equity...........................................................         271,688         4,861,236
                                                                                         ------------       -----------
Total liabilities and shareholders' equity...........................................    $  1,146,983       $ 5,482,580
                                                                                         ============       ===========

                            See accompanying notes.

                                SOLOPOINT, INC.
                         (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                                        PERIOD FROM
                                                                                                         MARCH 26,
                                                                                                            1993
                                                                                                        (INCEPTION)
                                                                       YEAR ENDED DECEMBER 31,            THROUGH
                                                                  ----------------------------------    DECEMBER 31,
                                                                        1997              1996              1997
                                                                  ----------------  ----------------  ----------------
Net revenues....................................................      $   492,260       $   380,113      $    872,373
Cost of sales...................................................          940,822           289,050         1,229,872
                                                                      -----------       -----------      ------------
    Gross margin................................................         (448,562)           91,063          (357,499)
Costs and expenses:
 Research and development.......................................        1,385,544         1,523,599         4,739,261
 Sales and marketing............................................        1,696,021         1,120,400         3,318,001
 General and administrative.....................................        1,175,223         1,117,974         3,717,613
                                                                      -----------       -----------      ------------
Total costs and expenses........................................        4,256,788         3,761,973        11,774,875
                                                                      -----------       -----------      ------------
Loss from operations............................................        4,705,350         3,670,910        12,132,374
Other income (expense):
 Interest income................................................           73,028           108,774           199,374
 Other income...................................................               --             1,000             3,000
 Interest expense...............................................          (43,057)          (32,476)         (103,530)
                                                                      -----------       -----------      ------------
Net loss........................................................      $(4,675,379)      $(3,593,612)     $(12,033,530)
                                                                      ===========       ===========      ============
Basic and diluted net loss per share............................           $(1.33)           $(1.46)
                                                                      ===========       ===========
Shares used in computing basic and diluted net loss per share...        3,502,799         2,461,715
                                                                      ===========       ===========

                             See accompanying notes

                                SOLOPOINT, INC.
                         (a development stage company)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
               AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                        REDEEMABLE                            DEFICIT                       TOTAL
                                                        CONVERTIBLE                         ACCUMULATED      NOTES     SHAREHOLDERS'
                                                      PREFERRED STOCK      COMMON STOCK      DURING THE    RECEIVABLE   EQUITY (NET
                                                     -----------------  ------------------  DEVELOPMENT       FROM        CAPITAL
                                                     SHARES    AMOUNT    SHARES    AMOUNT      STAGE      SHAREHOLDERS  DEFICIENCY)
                                                     -------  --------  ---------  -------  ------------  ------------ -------------

Issuance of founders' stock in November 1993 at
 $.001 per share..................................      --    $     --   300,000   $  300   $        --     $     --    $       300
Common stock to be issued in January 1994.........      --          --        --    3,675            --           --          3,675
Series A-1 redeemable preferred stock to be
 issued in January 1994...........................      --     250,000        --       --            --           --             --
Issuance of Series A-1 redeemable preferred
 stock............................................  25,000          --        --       --            --           --             --
Recapitalization exchange of common stock for
 Series A-1 redeemable preferred stock at $.04
 per share........................................   7,500         300  (300,000)    (300)           --           --           (300)
Issuance of Series A-1 redeemable preferred stock
 in exchange for services in January 1994 at
 $10.00 per share.................................      13         125        --       --            --           --             --
Issuance of common stock from January 1994
 through April 1994 at $.01 per share.............      --          --   396,100      286            --           --            286
Issuance of common stock in exchange for
 services, from February 1994 through October
 1994 at prices ranging from $.01 to $.40
 per share........................................      --          --    16,870    4,935            --           --          4,935
Issuance of Series A-2 redeemable preferred stock
 in May 1994 at $3.50 per share, less issuance
 costs of $8,653..................................  78,571     266,347        --       --            --           --             --
Issuance of Series A-2 redeemable preferred stock
 in May 1994 at $3.50 per share in exchange for
 interest payable.................................     956       3,345        --       --            --           --             --
Issuance of Series A-3 redeemable preferred stock
 in July and August of 1994 at $4.00 per share,
 less issuance costs of $13,292................... 143,750     561,708        --       --            --           --             --
Issuance of Series A-4 redeemable preferred stock
 in December 1994 at $4.50 per share, less
 issuance costs of $6,587.........................  82,378     364,114        --       --            --           --             --
Issuance of common stock in exchange for services
 from January 1995 through December 1995 at
 prices ranging from $.40 to $.50 per share.......      --          --    14,086    6,873            --           --          6,873
Issuance of common stock from July 1995 through
 November 1995 at $.50 per share..................      --          --     2,400    1,200            --           --          1,200
Exercise of stock options.........................      --          --     2,375      950            --           --            950
Repurchase of common stock........................      --          --    (6,667)     (67)           --           --            (67)
Issuance of Series A-4 redeemable preferred stock
 in January 1995 at $4.50 per share, less issuance
 costs of $3,583..................................  18,417      79,295        --       --            --           --             --
Issuance of Series A-5 redeemable preferred stock
 from March 1995 through May 1995 at $5.00
 per share, less issuance costs of $13,227........ 154,000     756,773        --       --            --           --             --
Issuance of Series A-6 redeemable preferred stock
 in June 1995 at $6.00 per share, less issuance
 costs of $15,572.................................  85,000     494,428        --       --            --           --             --
Net loss from inception through
 December 31, 1995................................      --          --        --       --    (3,764,539)          --     (3,764,539)
Accretion of redeemable preferred stock...........      --      22,078        --       --       (22,078)          --        (22,078)

                                Solopoint, INC.
                         (a development stage company)
              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
         AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) (CONTINUED)

                                          REDEEMABLE                                     DEFICIT                         TOTAL
                                          CONVERTIBLE                                  ACCUMULATED       NOTES        SHAREHOLDERS'
                                        PREFERRED STOCK           COMMON STOCK          DURING THE     RECEIVABLE      EQUITY (NET
                                       --------------------    ----------------------   DEVELOPMENT       FROM           CAPITAL
                                       SHARES      AMOUNT       SHARES        AMOUNT       STAGE       SHAREHOLDERS    DEFICIENCY)
                                       -------  -----------    ---------     --------  ------------   ------------    -------------
Balance at December 31, 1995...........  595,585 $ 2,798,513    425,164    $  17,852    $ (3,786,617)  $                $(3,768,765)
 Exercise of stock options.............       --          --     26,141       11,281              --             --          11,281
 Repurchase of common stock............       --          --    (52,813)        (528)             --             --            (528)
 Conversion of A-6 to A-7
  redeemable preferred stock...........   17,000          --         --           --              --             --              --
 Issuance of common stock at $.50
  per share............................       --          --     11,000        5,500              --             --           5,500
 Issuance of Series A-7 redeemable
  preferred stock for bridge notes
  in February 1996.....................  286,600   1,433,000         --           --              --             --              --
 Issuance of Series A-7 redeemable
  preferred stock from February
  1996 through March 1996 at
  $5.00 per share, less issuance
  costs of $18,843.....................  239,500   1,178,657         --           --              --             --              --
 Issuance of common stock for notes
  receivable...........................       --          --    315,000      157,500              --       (157,500)             --
 Issuance of redeemable preferred
  stock in exchange for services
  from January 1996 through July
  1996.................................    8,004      40,000         --           --              --             --              --
 Issuance of Series A-7 redeemable
  preferred stock in March 1996 at
  $5.00 per share in exchange for
  interest payable.....................    6,753      33,767         --           --              --             --              --
 Accretion of redeemable preferred
  stock................................       --      11,040         --           --         (11,040)            --         (11,040)
 Issuance of common stock in
  exchange for services for 1996.......       --          --     16,302       26,767              --             --          26,767
 Issuance of common stock in
  exchange for bridge note.............       --          --    300,000    1,500,000              --             --       1,500,000
 Issuance of common stock in
  exchange for interest associated
  with bridge note.....................       --          --      2,544       12,720              --             --          12,720
 Shares repurchased....................   (5,000)    (20,000)   (42,000)     (63,000)             --             --         (63,000)
 Conversion of redeemable preferred
  stock to common stock upon
  public offering in August 1996......(1,148,442) (5,474,977) 1,148,442    5,474,977              --             --       5,474,977
 Issuance of common stock upon the
  initial public offering net of
  issuance costs of $1,483,064.........       --          --  1,350,000    5,266,936              --             --       5,266,936
 Net loss..............................       --          --         --          --       (3,593,612)            --      (3,593,612)
                                       ---------  ----------  ---------  -----------    ------------      ---------     -----------
Balance at December 31, 1996...........       --          --  3,499,780   12,410,005      (7,391,269)      (157,500)      4,861,236
 Exercise of stock options.............       --          --        390        1,831              --             --          1,831
 Issuance of common stock in exchange
  for services for 1997................       --          --      5,648       12,000              --             --         12,000
 Proceeds from note receivable from
  shareholders.........................       --          --         --           --              --         72,000         72,000
 Net loss..............................       --          --         --           --      (4,675,379)            --     (4,675,379)
                                       ---------  ----------  ---------  -----------    ------------      ---------     -----------
Balance at December 31, 1997...........       --  $       --   3,505,818  $12,423,836   $(12,066,648)      $(85,500)    $  271,688
                                       =========  ==========  ==========  ===========   ============       ========     ===========

                            See accompanying notes

                                SoloPoint, Inc.
                         (a development stage company)

                           STATEMENTS OF CASH FLOWS

                                                                                                               PERIOD FROM
                                                                                                              MARCH 26, 1993
                                                                                YEAR  ENDED DECEMBER 31,       (INCEPTION)
                                                                              ----------------------------       THROUGH
                                                                                  1997           1996       December 31, 1997
                                                                              -------------  -------------  ------------------
OPERATING ACTIVITIES
Net loss....................................................................   $(4,675,379)   $(3,593,612)       $(12,033,530)
Adjustments to reconcile net loss to net cash used in operating activities:
 Common stock and preferred stock issued for services.......................        12,000         66,767              90,700
 Common stock and preferred stock issued for interest payable...............            --         46,487              49,832
 Depreciation and amortization..............................................       114,867        105,556             320,141
 Provision for inventory reserves...........................................       600,000             --             600,000
 Changes in operating assets and liabilities:
  Accounts receivable.......................................................       164,330       (327,916)           (163,586)
  Inventories...............................................................      (168,275)      (479,060)         (1,003,529)
  Other assets..............................................................      (277,956)       (23,872)           (313,499)
  Accounts payable and other................................................       399,975        (50,786)            678,380
  Accrued compensation......................................................      (104,578)       114,019              54,815
                                                                               -----------    -----------        ------------
Net cash used in operating activities.......................................    (3,935,016)    (4,142,417)        (11,720,276)
INVESTING ACTIVITIES
Acquisitions of furniture and equipment.....................................       (98,336)      (104,273)           (464,361)
Loan to shareholder.........................................................            --             --             (35,000)
Payment received from shareholder...........................................            --          1,500               1,500
Deposits and other assets...................................................            --         (9,997)            (38,107)
                                                                               -----------    -----------        ------------
Net cash used in investing activities.......................................       (98,336)      (112,770)           (535,968)
FINANCING ACTIVITIES
Proceeds from convertible notes payable to shareholders.....................            --             --           1,120,000
Proceeds from convertible notes payable.....................................            --      1,500,000           1,813,000
Proceeds from notes payable.................................................            --         90,386             191,496
Principal payments on capital lease obligation..............................       (41,446)       (11,737)            (67,578)
Proceeds from sale of preferred stock, net of issuance costs................            --      1,178,657           3,951,622
Proceeds from note receivable from shareholders.............................        72,000             --              72,000
Issuance of common stock, net of repurchases................................         1,831      5,233,689           5,241,562
                                                                               -----------    -----------        ------------
Net cash provided by financing activities...................................        32,385      7,990,995          12,322,102
                                                                               -----------    -----------        ------------
Net increase  (decrease) in cash............................................    (4,000,967)     3,735,808              65,858
Cash at beginning of period.................................................     4,066,825        331,017                  --
                                                                               -----------    -----------        ------------
Cash at end of period.......................................................   $    65,858    $ 4,066,825        $     65,858
                                                                               ===========    ===========        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest...................................................................   $    43,057    $    33,831        $     82,923
                                                                               ===========    ===========        ============
 Income taxes...............................................................   $       800    $       800        $      6,400
                                                                               ===========    ===========        ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease financing............................   $        --    $        --        $     14,397
                                                                               ===========    ===========        ============
Conversion of preferred stock to common stock...............................   $        --    $ 5,474,977        $  5,474,977
                                                                               ===========    ===========        ============
Accretion of preferred stock................................................   $        --    $    11,040        $     33,118
                                                                               ===========    ===========        ============
Common stock issued for note receivable from shareholder....................   $        --    $   157,500        $    157,500
                                                                               ===========    ===========        ============
Common and preferred stock forfeited for note receivable....................   $        --    $    33,500        $     33,500
                                                                               ===========    ===========        ============
Conversion of notes payable to common stock.................................   $        --    $ 1,500,000        $  1,500,000
                                                                               ===========    ===========        ============
Conversion of notes payable to preferred stock..............................   $        --    $ 1,433,000        $  1,433,000
                                                                               ===========    ===========        ============

                             See accompanying notes

                                SOLOPOINT, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  SoloPoint, Inc. (the "Company") was incorporated on March 26, 1993. The Company changed its name from SoHo Networks, Inc. to SoHo Communications, Inc. in September 1993 and from SoHo Communications, Inc. to SoloPoint, Inc. in October 1995. The Company designs, develops and markets personal communications management solutions that connect people more effectively. Through December 31, 1995, the Company was active in product development, financial planning, the acquisition of facilities and equipment, raising capital and had begun to build inventory. The Company began shipping its first product in March 1996 with its second product shipping in September 1996. Only limited revenues were realized through December 31, 1996. The Company introduced additional products during 1997. During 1997 the Company made a strategic decision to shift its distribution strategy and again realized only limited revenue for the year ended December 31, 1997. As a result, the Company is still considered to be in the development stage.


 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


 Inventories

  Inventories consist principally of fabricated boards and integrated circuits and are valued at the lower of cost (determined on the first-in, first-out
(FIFO) basis) or market. The Company increased its inventory reserves by approximately $600,000 in the fourth quarter of 1997. The inventory reserve increase was primarily related to the Company's SmartCenter C-120 product inventory and was done principally as a result of the Company's change in distribution strategy and the Company's lower than anticipated sales for 1997. Realization of the value of inventories is dependent upon the Company achieving adequate levels of revenues. Inventories at December 31, consist of the following:

                                         1997         1996
                                      -----------  -----------
      Raw materials..................    $213,870     $345,886
      Work-in-process................     108,953      355,236
      Finished goods.................      80,706      134,132
                                         --------     --------
                                         $403,529     $835,254
                                         ========     ========

 Furniture and Equipment

  Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives of three to five years.

                                SOLOPOINT, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

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


Deposits and Other Assets

   Deposits and other assets consist principally of expenses paid related to the Company's secondary offering of its common stock totaling $287,410 at December 31, 1997. These costs will be transferred to equity as an offset against the proceeds from the sale of the common stock at the time of closing of the offering, which occurred on January 14, 1998.

Revenue Recognition

  The Company's products currently have a 30-day unconditional money-back guarantee. Revenue is recognized 30 days after the date that products are shipped. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of revenue and accounts receivable. The Company establishes allowances, including allowances for stock balancing and product rotation, based upon estimated future returns of product and after taking into account channel inventory levels, the timing of new product introductions and other factors. While the Company maintains measures to monitor these factors and to provide appropriate allowances, actual product returns may differ from the Company's reserve estimates and such differences could be material to the financial statements.

 Basic and Diluted per Share Data

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which is required to be adopted for the period ended December 31, 1997. FAS 128 replaced the calculation of primary and fully diluted net income (loss) per share with the basic diluted net income
(loss) per share. Unlike primary net income (loss) per share, basic net income
(loss) per share excludes any dilutive effects of options, warrants and convertible securities.

  In February 1998, Staff Accounting Bulletin No. 98 ("SAB 98") was issued and amends the existing Securities and Exchange Commission staff guidance primarily to give effect to FAS 128. Topic 4.D of SAB 98 revises the instructions regarding the dilutive effects of stock issued for consideration below the initial public offering ("IPO") price or options and warrants to purchase common stock with exercise prices below the IPO price, previously referred to as cheap stock. The new guidance highlights the treatment that should be given to the dilutive effect of common stock or options and warrants to purchase common stock issued for nominal consideration.

  All net loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 and SAB 98 requirements. Common stock equivalent shares from stock options and warrants are not included as the effect is anti-dilutive.

 Recently Issued Accounting Standards

   In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") was issued. Under SFAS 130 all items that meet the definition of comprehensive income will be reported in a financial statement for the period in which they are recognized. Comprehensive income will include changes in the balances of items that are reported directly in a separate component of shareholders' equity in the balance sheets. The Company will make the disclosures required by SFAS 130 in the first quarter of 1998.

  Statement of Financial Accounting standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") was issued in June 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS 131 is effective for fiscal years beginning after December 31, 1997, however, disclosure is not required in interim financial statements in the initial year of adoption. Accordingly, the Company will make the required disclosures for the year ending Decemebr 31, 1998.

NOTE 2. NOTES RECEIVABLE FROM SHAREHOLDERS

  The Company loaned $35,000 in cash to a shareholder in two installments in November 1995. The notes were secured by common and redeemable convertible preferred stock owned by the shareholder. Interest was payable bimonthly at 7% per annum. Payments for these notes were received in August 1996 upon the completion of the Company's initial public offering.

  In February and May 1996, the Company issued a total of 215,000 and 100,000 shares respectively, of common stock at $.50 per share to certain officers in exchange for promissory notes totalling $107,500 and $50,000 respectively, secured by the stock. These notes receivable are recorded as an offset to shareholders' equity in the balance sheet. In 1997, one officer used his annual bonus of $72,000 to pay off a portion of his note receivable. The Company also issued 11,000 shares of common stock at $.50 per share for $5,500 in cash to a director.

NOTE 3. NOTES PAYABLE

  In December 1995, the Company borrowed $101,110 from Venture Lending and Leasing pursuant to a promissory note. The note is secured by the Company's furniture and equipment. The note is due in monthly installments of $2,841 with interest payable monthly and at specified dates at rates ranging from 12% to 15.17%. In April 1996 and June 1996 the Company borrowed an additional $45,193 and $45,193, respectively, from Venture Lending and Leasing pursuant to promissory notes. The 1996 notes are secured by the Company's furniture and equipment. The notes are due in monthly installments of $1,270 each with interest payable monthly and at specific dates at a rate of 15.53%. In connection with the loans, the Company issued to the lender a warrant to purchase the Company's Series B redeemable convertible preferred stock in the amount of $32,000 at a per share price equal to the most recent venture capital equity financing after December 11, 1995. The Company's redeemable convertible preferred stock was converted to common stock and the warrants were converted into warrants to purchase the same number of common shares at the completion of the Company's initial public offering in August 1996. Future maturities of notes payable for the years ended December 31 are as follows:


   1998........................................    $ 41,537
   1999........................................      51,078
   2000........................................      45,698
                                                   --------
                                                   $138,313
                                                   ========

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

NOTE 5. INCOME TAXES

  As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $6,000,000. The Company also had federal and state research and development tax credit carryforwards of approximately $100,000 and $150,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 1998 through 2012, if not utilized.

  Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  Deferred income taxes reflect the net tax effects of carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, are as follows:

                                                        1997            1996
                                                    -----------      -----------
   Deferred tax assets:
     Net operating loss carryforwards.............  $ 2,500,000      $ 1,500,000
     Research credits.............................      200,000          133,000
     Capitalized research costs...................    1,900,000        1,383,000
     Other........................................      400,000           36,000
                                                    -----------      -----------
   Total deferred tax assets......................    5,000,000        3,052,000
   Valuation allowance for deferred tax assets....   (5,000,000)      (3,052,000)
                                                    -----------      -----------
   Net deferred tax assets........................  $        --      $        --
                                                    ===========      ===========

  The valuation allowance increased by $1,948,000 and $1,552,000 for 1997 and 1996, respectively.

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


 Preferred Stock

  The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. At December 31, 1997, no shares of preferred stock are issued and outstanding.

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

                                SOLOPOINT, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  Activity under the Plan was as follows:

                                                                           Options Outstanding
                                                                    ---------------------------------
                                                                                       WEIGHTED
                                                                       NUMBER      AVERAGE EXERCISE
                                                                     OF SHARES           PRICE
                                                                    ------------  -------------------
Balance at March 26, 1993.........................................           --                 $ --
      Granted.....................................................       64,700                 $ .40
                                                                       --------
Balance at December 31, 1994......................................       64,700                 $ .40
      Granted.....................................................       62,300                 $ .50
      Exercised...................................................       (2,375)                $ .40
                                                                       --------
Balance at December 31, 1995......................................      124,625                 $ .45
      Granted.....................................................      161,667                 $3.07
      Exercised...................................................      (26,141)                $ .44
      Canceled....................................................      (75,060)                $ .46
                                                                       --------
Options outstanding at December 31, 1996..........................      185,091                 $2.77
      Granted.....................................................      536,911                 $1.30
      Exercised...................................................         (390)                $ .50
      Canceled....................................................     (267,363)                $2.90
                                                                       --------
Options outstanding at December 31, 1997..........................      454,249                 $ .97
                                                                       ========
Shares available for grant at December 31, 1997...................      320,531
                                                                       ========
Outstanding options exercisable at December 31, 1997..............       72,663
                                                                       ========

  In January 1997, holders of qualified and nonqualified stock options were given the opportunity to exchange their existing options for an equivalent number of similar stock options at an exercise price of $2.375 per share, the then fair market value. A total of 34,500 options with exercise prices of $2.75 to $4.25 per share were exchanged. In December 1997, under a similar exchange program, option holders were given an opportunity to exchange common stock options for new options with an exercise price of $0.875 per share. A total of 103,625 options with exercise prices ranging from $1.75 to $2.813 per share were exchanged. The exchanged options are included in grants and cancellations.

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

             OPTIONS TO PURCHASE COMMON STOCK         1997         1996
             --------------------------------      -----------  ----------
          Expected life (in years)................       4.00        4.00
          Expected volatility.....................       1.39        0.70
          Risk free interest rate.................       6.34%       6.45%
          Fair value..............................      $ .76       $1.44

                                SOLOPOINT, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                                         OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                           -----------------------------------------------  ----------------------------
                                       WEIGHTED AVERAGE
                                           REMAINING
        RANGE OF           NUMBER OF       CONTRACT       WEIGHTED AVERAGE  NUMBER OF   WEIGHTED AVERAGE
     EXERCISE PRICE          SHARES      LIFE IN YEARS     EXERCISE PRICE     SHARES     EXERCISE PRICE
-------------------------  ----------  -----------------  ----------------  ----------  ----------------
     $ .40-$ .85               48,188               7.94             $0.47      25,415             $ .46
     $.875-$1.88              355,661               9.46             $0.88      39,848             $ .875
     $2.13-$4.25               50,400               9.35             $2.15       7,400             $2.328
                              -------                                           ------
                              454,249                                           72,663
                              =======                                           ======

  Pro Forma Disclosure

  Had compensation cost for the Company's stock option plan been determined consistent with FASB No. 123, the Company's reported net loss of $4,675,379 and net loss per share of $1.33 for the year ended December 31, 1997, would have been increased to $4,764,193 and $1.36, respectively, on a pro forma basis. The Company's reported net loss of $3,593,612 and net loss per share of $1.46 for the year ended December 31, 1996, would have been increased to $3,622,790 and $1.47, respectively, on a pro forma basis. The effects of these pro forma disclosures are not representative of the pro forma effects on future periods because they only include options granted in 1994 and subsequent years.

 Warrants

  In connection with a debt financing agreement entered into in November 1993, the Company issued warrants to purchase 8,570 shares of Series A-2 preferred stock at $3.50 per share. The warrants are currently exercisable, subject to certain antidilution provisions and expire ten years after the date of grant. As of December 31, 1997 the Company had issued 6,400 warrants to a third party at an exercise price of $5.00 per share as part of an equipment financing agreement. In connection with the Series A-7 redeemable convertible preferred financing agreement the Company issued warrants to purchase 244,270 shares of Series A-7 preferred stock at $5.00 per share between August 1995 and March 1996. In connection with a bridge note, entered into in June 1996, the Company issued warrants to purchase 60,000 shares of common stock at $5.00 per share. In connection with the Company's initial public offering, in August 1996, the Company issued warrants to purchase 135,000 shares of common stock at $6.00 per share. Upon the closing of the Company's initial public offering on August 6, 1996 all warrants to purchase preferred stock became exercisable for an equivalent number of shares of common stock at an identical per share exercise price.

  Warrants outstanding at December 31, 1997 are as follows:

                                                              EXERCISE
                                                NUMBER OF      PRICE
                TYPE OF SHARES                    SHARES     PER SHARE         EXPIRATION DATE
                --------------                  ----------  ------------       ---------------
      Common..................................       8,570     $3.50           November 2003
      Common..................................       6,400     $5.00           December 2005
      Common..................................     244,270     $5.00           August 1999-March 2000
      Common..................................      60,000     $5.00           June 2000
      Common..................................     135,000     $6.00           August 2000

  The Company believes that the value of these warrants at the date of issuance was not material and no value has been attributed to them in these financial statements.

                                SOLOPOINT, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Common Stock Reserved

  As of December 31, 1997, the Company has reserved shares of common stock for future issuance as follows:

      Warrants....................................      454,240
      Stock option plan...........................      774,780
                                                      ---------
                                                      1,229,020
                                                      =========

NOTE 7. RETIREMENT PLAN

  The Company has a deferred compensation plan for all full-time employees which qualifies under Section 401(k) of the Internal Revenue Code. Participants can contribute up to 20% of their annual salary up to a maximum of $9,500 for the year ended December 31, 1997. The Plan provides for discretionary employer contributions to the Plan. As of December 31, 1997 there have been no employer contributions to the Plan.

NOTE 8. COMMITMENT AND CONTINGENCIES

  The Company leases its facilities under a noncancelable operating lease that expires on September 30, 1998. The lease is renewable at the Company's option for one additional year. Total rent expense for the years ended December 31, 1997 and 1996 was $110,973 and $116,000, respectively. Future minimum lease payments under the noncancelable facilities lease total $66,986.

  The Company has received notification from various parties regarding patent matters in the normal course of business activities. In management's opinion, resolution of these matters is not expected to have a material adverse impact on the Company's results of operations or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company's future results of operations or cash flows in a particular period.

NOTE 9. MAJOR CUSTOMERS

  During the year ended December 31, 1997, two customers accounted for approximately 31% and 24% of net revenues.

NOTE 10. SUBSEQUENT EVENTS

   On January 14, 1998 the Company completed a secondary offering of 4,800,000 shares of its common stock. The offering was completed at a stock price of $1.00 per share. The net proceeds of the offering were approximately $3,520,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the securities and Exchange Commission within 120 days after December 31, 1997. Such information is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION

  Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the securities and Exchange Commission within 120 days after December 31, 1997. Such information is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the securities and Exchange Commission within 120 days after December 31, 1997. Such information is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the securities and Exchange Commission within 120 days after December 31, 1997. Such information is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Documents filed as part of this report:

       1.    Exhibits

             The following exhibits are filed as part of, or incorporated by reference into, this report.

EXHIBIT
 NUMBER                                          DESCRIPTION OF DOCUMENTS
--------                                         ------------------------
  * 3.1   Company's Articles of Incorporation, as currently in effect.
  * 3.2   Company's Bylaws, as currently in effect.
  * 4.1   Specimen Certificate of Company's Common Stock.
  * 4.2   Form of Representative's Warrant.
  * 4.3   Amended and Restated Information and Registration Rights Agreement (included in Exhibit 10.9).
  * 4.4   Form of Series A-2 Preferred Stock Warrant and Warrant Amendment Agreement.
  * 4.5   Form of Series A-7 Preferred Stock Warrant.
  * 9.1   Voting Agreement (included in Exhibit 10.9).
  *10.1   Multi-Tenant Net Lease Agreement dated August 24, 1995, between the Company and Dell
          Enterprises, as amended.
  *10.2   Form of Indemnification Agreement.
  *10.3   Purchase Agreement dated December 18, 1995, by and between Ameritech Corporation and the
          Company.
  *10.4   Supplier Agreement dated February 22, 1996, by and between Hello Direct, Inc. and the Company.
  *10.5   Amended and Restated 1993 Incentive Stock Plan.
  *10.6   1995 Profit Sharing 401(k) Plan.
  *10.7   Employment Letter dated October 26, 1995, between the Company and Edward M. Esber, Jr.
  *10.8   Loan Agreement dated as of December 11, 1995, between SoloPoint, Inc. and Venture Lending &
          Leasing, Inc.
  *10.9   Bridge Loan and Warrant Purchase Agreement dated June 14, 1996, by and between Ameritech
          Corporation, 4C Ventures, L.P., and the Company, including a Security Agreement, a Patent Security
          Agreement, a Voting Agreement, an Amended and Restated Information and Registration Rights
          Agreement, Warrants and Secured Convertible Promissory Notes.
  *10.10  Employment Letter dated February 1, 1996, between the Company and Arthur Chang.
  *10.12  Agreement dated June 14, 1996 by and between Ameritech Corporation and the Company.
 **10.13  Employment Letter dated October 8, 1996, between the Company and Ronald J. Tchorzewski.
***10.14  Line of Credit Agreement with Silicon Valley Bank dated February 7, 1997.
  +10.15  Product Referral Agreement dated May 1, 1997 amongst the Company, Pacific Bell and Pacific
          Bell Information Services.
   23.1   Consent of Ernst & Young LLP, Independent Auditors.
   24.1   Power of Attorney included on the signature page of this Form 10-KSB.
   27.1   Financial Data Schedule.

* Incorporated by reference to the same-numbered exhibit in Registrant's Registration Statement on Form SB-2, (No. 333-5056-LA), declared effective by the Securities and Exchange Commission on August 6, 1996.

** Incorporated by reference to the same-numbered exhibits in Registrant's Form 10-KSB (No. 000-21037) filed with the Securities and Exchange Commission on March 31, 1997.

*** Incorporated by reference to the same-numbered exhibit in Registrant's Form
    10-QSB (No. 000-21037) filed with the Securities and Exchange Commission on May 15, 1997.

  + Incorporated by reference to the same-numbered exhibit in Registrant's
    Registration Statement on Form SB-2 (No. 333-33263), filed with the Securities and Exchange Commission on January 9, 1998.

  (b)  Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SOLOPOINT, INC.
                                  a California Corporation


                                 By: /s/ Arthur G. Chang
                                     _______________________________________
                                     Arthur G. Chang
                                     President and Chief Executive Officer

                                  Date: March 30, 1998

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arthur G. Chang and Ronald J. Tchorzewski, jointly and severally his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                             TITLE                         DATE
         ---------                             -----                         ----

 /s/  Edward M. Esber, Jr.    Chairman of the Board of Directors        March 30, 1998
----------------------------
    Edward M. Esber, Jr.

/s/ Ronald J. Tchorzewski     Chief Financial Officer and Vice          March 30, 1998
----------------------------  President of Finance
   Ronald J. Tchorzewski      (Principal Financial and Accounting
                              Officer)

  /s/ Arthur G. Chang         President and Chief Executive Officer     March 30, 1998
----------------------------
      Arthur G. Chang

  /s/  Charlie Bass           Director                                  March 30, 1998
----------------------------
       Charlie Bass

  /s/  Patrick Grady          Director                                  March 30, 1998
----------------------------
       Patrick Grady

  /s/ Giuliano Raviola        Director                                  March 30, 1998
----------------------------
      Giuliano Raviola

    /s/ Charles Ross          Director                                  March 30, 1998
----------------------------
        Charles Ross