Form 10QSB
period 1998-03-31
SOLOPOINT INC
filed 1998-05-14
CIK 1017545

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-  Act of 1934

For the fiscal quarter ended: March 31, 1998 or


_ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _________________


Commission file number:  0-21037


                                SOLOPOINT, INC.
             (Exact name of registrant as specified in its charter)


               California                        77-0337580
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)        Identification Number)

           130B Knowles Drive
              Los Gatos, CA                        95032

(address of principal executive offices)         (zip code)


     Registrant's telephone number, including area code:     (408) 364-8850


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's class of common ("Common Stock"), as of the latest practicable date.


                CLASS                 OUTSTANDING AT MARCH 31, 1998
     Common Stock - no par value               8,305,818

                                SOLOPOINT, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Condensed Statements of Operations                                3
          three months ended March 31, 1998 and  1997
          and the period March 26, 1993 (inception) through March 31, 1998

          Condensed Balance Sheet                                           4
          March 31, 1998

          Condensed Statements of Cash Flows                                5
          three months ended March 31, 1998 and 1997
          and the period March 26, 1993 (inception) through March 31, 1998

          Notes to Condensed Financial Statements                           6

Item 2    Management's Discussion and Analysis of Financial                 7
          Condition and Results of Operations

          PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                 12

          Signature                                                        13


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                SOLOPOINT, INC.
                         (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            PERIOD FROM
                                                           MARCH 26, 1993
                                                             (INCEPTION)
                                   THREE MONTHS ENDED          THROUGH
                                        MARCH 31               MARCH 31,
                                   1998           1997           1998
                                ----------   ------------  --------------
Net revenues                   $  105,637    $    78,554   $    978,010
Cost of sales                      63,782         54,482      1,293,654
                               ----------    -----------   ------------
Gross margin                       41,855         24,072       (315,644)

Costs and expenses:
 Research and development         286,391        394,357      5,025,652
 Sales and marketing              157,302        541,103      3,475,303
 General and administrative       267,674        263,548      3,985,287
                               ----------    -----------   ------------
                                  711,367      1,199,008     12,486,242
                               ----------    -----------   ------------
Loss from operations             (669,512)    (1,174,936)   (12,801,886)
Interest income, net               21,733         33,125        120,577
                                ---------    -----------   ------------
Net loss                       $ (647,779)   $(1,141,811)  $(12,681,309)
                               ==========    ===========   ============
Basic and diluted net loss
  per share                    $     (.08)   $      (.33)
                               ==========    ===========

Shares used in computing
  basic and diluted net
  loss per share                8,305,818      3,499,780
                               ==========    ===========



                            See accompanying notes.

                                SOLOPOINT, INC.
                         (a development stage company)

                            CONDENSED BALANCE SHEET
                                     ASSETS
                                  (Unaudited)


                                                     MARCH 31, 1998
                                                     --------------
Current assets:
  Cash                                                $  2,911,384
  Accounts receivable, net                                 209,090
  Inventories                                              396,381
  Other current assets                                      66,770
                                                      ------------
Total current assets                                     3,583,625

Furniture and equipment, at cost:
  Computers and software                                   275,150
  Furniture and fixtures                                   206,259
  Accumulated depreciation and amortization               (349,219)
                                                      ------------
                                                           132,190

Other non-current assets                                    37,997
                                                      ------------
Total assets                                          $  3,753,812
                                                      ============

Current liabilities:
  Accounts payable                                    $    151,006
  Accrued compensation                                      62,715
  Other accrued liabilities                                 23,956
  Notes payable, current portion                            25,393
                                                      ------------
Total current liabilities                                  263,070

Notes payable, non-current portion                          96,776

Shareholders' equity:
  Common stock                                          16,187,737
  Deficit accumulated during the development stage     (12,714,427)
  Notes receivable from shareholders                       (79,344)
                                                      ------------
Total shareholders' equity                               3,393,966
                                                      ------------
Total liabilities and shareholders' equity            $  3,753,812
                                                      ============



                            See accompanying notes.

                                SOLOPOINT, INC.
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                              PERIOD FROM
                                                                                                            MARCH 26, 1993
                                                                                                              (INCEPTION)
                                                                                    THREE MONTHS ENDED          THROUGH
                                                                                         MARCH 31              MARCH 31,
                                                                                    1998          1997           1998

OPERATING ACTIVITIES
Net loss                                                                         $ (647,779)  $(1,141,811)    $(12,681,309)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Common stock and preferred stock issued for services                                   -             -           90,700
   Preferred stock issued for interest payable                                            -             -           49,832
   Provision for inventory                                                                -             -          600,000
   Depreciation and amortization                                                     29,187        29,187          349,328
   Reduction in notes receivable from shareholder in lieu of salary                   6,156             -            6,156
   Changes in operating assets and liabilities                                     (287,145)     (144,244)      (1,034,564)
                                                                                 ----------   -----------     ------------
Net cash used in operating activities                                              (899,581)   (1,256,868)     (12,619,857)

INVESTING ACTIVITIES
Acquisitions of furniture and equipment                                              (2,650)      (42,020)        (467,011)
Loan to shareholder                                                                       -             -          (35,000)
Payment received from shareholder                                                         -             -            1,500
Deposits and other assets                                                                 -             -          (38,107)
                                                                                 ----------   -----------     ------------
Net cash used in investing activities                                                (2,650)      (42,020)        (538,618)

FINANCING ACTIVITIES
Proceeds from convertible notes payable to shareholders                                   -             -        1,120,000
Proceeds from convertible notes payable                                                   -             -        1,813,000
Proceeds from notes payable                                                               -             -          191,496
Principal payments on capital lease obligations                                     (16,144)      (10,599)         (83,722)
Proceeds from notes receivable from shareholders                                          -        51,562           72,000
Proceeds from sale of preferred stock, net of issuance costs                              -             -        3,951,622
Issuance of common stock, net of repurchases and
    issuance costs                                                                3,763,901         1,636        9,005,463
                                                                                 ----------   -----------     ------------
Net cash provided by financing activities                                         3,747,757        42,599       16,069,859
                                                                                 ----------   -----------     ------------
Net increase (decrease) in cash                                                   2,845,526    (1,256,289)       2,911,384
Cash at beginning of period                                                          65,858     4,066,825                -
                                                                                 ----------   -----------     ------------
Cash at end of period                                                            $2,911,384   $ 2,810,536     $  2,911,384
                                                                                 ==========   ===========     ============

                            See accompanying notes.

                                 SOLOPOINT INC.
                         (a development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1. General The condensed financial statements for the three month periods ended March 31, 1998 and 1997 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Basic and Diluted per Share Data In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which the Company adopted for the period ended December 31, 1997. FAS 128 replaced the calculation of primary and fully diluted net income (loss) per share with the basic diluted net income (loss) per share. Unlike primary net income (loss) per share, basic net income (loss) per share excludes any dilutive effects of options, warrants and convertible securities.

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

     All net loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 and SAB 98 requirements. Common stock equivalent shares from stock options and warrants are not included, as the effect is anti-dilutive.

3. Comprehensive Income Comprehensive income includes changes in the balances of items that are reported directly in a separate component of shareholders equity on the balance sheet. The Company does not have comprehensive income for the three month periods ended March 31, 1998 and 1997 or the period from March 26, 1993 (inception) through March 31, 1998.

4. Recently Issued Pronouncements Statement of Financial Accounting standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") was issued in June 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS 131 is effective for fiscal years beginning after December 31, 1997, however, disclosure is not required in interim financial statements in the initial year of adoption. Accordingly, the Company will make the required disclosures for the year ending December 31, 1998.

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

  Net revenues for the three months ended March 31, 1998, were $105,637 compared to $78,554 for the three months ended March 31, 1997, an increase of 34%. The increase in net revenues is mainly attributable to revenues from the SmartScreen product. Minimal revenue was recorded in the first quarter ended March 31, 1997 from sales of SmartScreen.

GROSS MARGIN

  Cost of sales for the three months ended March 31, 1998 was $63,782,which was 60% of revenue as compared to $54,482 for the three months ended March 31, 1997 which was 69% for that period. Gross margin percentage for the three months ended March 31, 1998 improved primarily due to the Company's new distribution strategy of moving away from the retail channel and focusing more on the RBOC and LEC channels.

OPERATING EXPENSES

  Research and Development   Research and development expenses declined 27%
  ------------------------
in the three months ended March 31, 1998 to $286,391 as compared with expenses of $394,357 for the three months ended March 31, 1997, due to reduced headcount for the three months ended March 31, 1998 as well as a significant reduction in the utilization of outside contractors for development. The Company anticipates that research and development expenses will remain relatively consistent with the first quarter of 1998 level for the balance of 1998.

  Sales and Marketing  Sales and marketing expenses decreased 71% in the
  -------------------
three months ended March 31, 1998 to $157,302 as compared to expenses of $541,103 for the three months ended March 31, 1997. The significant decrease in expenses is primarily due to a decrease in personnel and related costs, less participation in industry trade shows as well as reduced levels of advertising and marketing efforts. The Company anticipates that sales and marketing expenses will grow in future quarters from the level experienced in the first quarter of 1998 as it increases marketing activities and efforts to expand distribution of its current and anticipated future products.

  General and Administrative  General and administrative expenses increased
  --------------------------
2% in the three months ended March 31, 1998 to $267,674 from $263,548 in the three months ended March 31, 1997. The increase is primarily due to utilization of an outside consultant in the MIS area. The Company anticipates that general and administrative expenses may grow modestly in absolute dollars, but may decrease as a percentage of revenue, as it adds to the infrastructure necessary to accommodate expanded operations and to support a growing customer base.

INTEREST INCOME, NET

  Interest income for the three months ended March 31, 1998 reflects primarily interest on cash balances from the Company's completion of a secondary offering in January 1998 as compared to interest income for the three months ended March 31, 1997 primarily from interest on cash balances from the Company's initial public offering in August 1996. The net proceeds from both offerings earned interest through investment in money market funds. For the quarter ended March 31, 1998 the Company recognized interest income of $34,850 offset by interest expense of $13,117 as compared with interest income of $39,978 offset by interest expense of $6,853 for the same period of the prior year.

PROVISION FOR INCOME TAXES

  There was no provision for federal or state income taxes for the three month period ending March 31, 1998, as the Company incurred a net operating loss.
The Company expects to incur a net operating loss for the year ending December
31, 1998.   As a result, the net operating loss carryforwards will increase.
At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $6,000,000. The Company also had federal and state research and development tax credit carryforwards of approximately $100,000 and $150,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 1998 through 2012, if not utilized. The utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash of $2,911,384 as of March 31, 1998 and working capital of $3,320,555. The Company used cash of $899,581 in its operating activities for the quarter ended March 31, 1998. During the quarter ended March 31, 1998 the Company's principal uses of cash were to fund the Company's working capital requirements and a reduction in accounts payable.

  The Company expects to incur additional substantial losses at least through the end of calendar 1999, but anticipates that its capital resources at March 31, 1998 will provide adequate cash to fund its operations for the next twelve months at its anticipated level of operations. However, the Company may seek additional funding during calendar 1998 and will likely require additional funding after such time. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Failure to obtain funding would have a material adverse effect on the Company's business, financial condition and results of operations. As of March 31, 1998 the Company did not have any significant commitments for capital or other expenditures.

FUTURE OPERATING RESULTS

  Since its inception in 1993, the Company has incurred significant losses, has
had substantial negative cash flow, and has realized limited revenues.   At
March 31, 1998, the Company had an accumulated deficit of $12,714,427, and had incurred an operating loss of $669,512 in the quarter ended March 31, 1998. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 1999.

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

RISK FACTORS

  Year 2000 Compliance The Company does not expect any year 2000 compliance issues to arise related to primary internal business information systems. The Company is not aware of any material operational issues or costs associated with preparing internal systems for the year 2000. However, the Company utilizes other third party vendor network equipment, telecommunication products, and other third party software products which may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third party products, failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

Dependence on Limited Number of Customers The Company expects that sales to relatively few customers will continue to account for a significant percentage of the Company's revenues for the foreseeable future. Substantially all of the Company's sales are made on a purchase order basis, and none of the Company's customers have entered into an agreement requiring them to purchase the Company's products. The loss of, or any reduction in orders or returns of product from a current customer could have a material adverse effect on the Company's business, financial condition and results of operations in the near term.

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

Delisting of Securities from the Nasdaq Market; Limited Liquidity of Trading Market Shares of the Company's Common Stock are quoted on the Nasdaq SmallCap Market. The Nasdaq Small-Cap Market is a significantly less liquid market than the Nasdaq National Market. If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market. Trading, if any, in the Common Stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements, or in what are commonly referred to as the ''pink sheets.'' As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations of the price of, the Company's Common Stock. Nasdaq has recently promulgated new rules that make continued listing of companies on the Nasdaq SmallCap Market more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. In addition, if the Company's Common Stock were removed from the Nasdaq SmallCap Market, the Company's Common Stock would be subject to so-called
"penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition, because the market price of the Company's Common stock is less than $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. Such rules may further limit the market liquidity of the Company's Common Stock and the ability of purchasers to sell such Common Stock in the secondary market.

Forward-looking Statements This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include the Company's plans to create a line of personal communications management products, establish strategic alliances and business relationships, implement a multichannel distribution strategy and expend resources to create end-user demand. Such forward-looking statements may also be deemed to include the Company's expectations concerning factors affecting the market for its current products and any future personal communications management products it may develop, including growth in the personal communications management product marketplace, the dependence of mobile individuals on the ability to manage business communications effectively in a mobile environment and the shortcomings of commercially available personal communications management products. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in the other sections of this Form 10-QSB. The forward-looking statements are made as of the date of this Form 10-QSB and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

27   -  Financial Data Schedule

b)   Reports on Form 8-K

     On March 23, 1998 SoloPoint, Inc. filed a Form 8-K, which consisted of a pro forma balance sheet reflecting the Company's receipt of proceeds from the public offering of its Common Stock completed on January 14, 1998.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   May 14, 1998                    SOLOPOINT, INC.


by: /s/ Arthur G. Chang                 by: /s/ Ronald J. Tchorzewski
-----------------------                 -----------------------------

     Arthur G. Chang                         Ronald J. Tchorzewski
    President and CEO                       Chief Financial Officer
(Duly Authorized Officer)               (Principal Accounting Officer)