Form 10QSB
period 1998-06-30
SOLOPOINT INC
filed 1998-08-14
CIK 1017545

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-
   Act of 1934

For the fiscal quarter ended: June 30, 1998 or


   Transition report pursuant to Section 13 or 15(d) of the Securities
-
   Exchange Act of 1934

For the transition period from _____________________ to ____________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No __
                                       ---

Indicate the number of shares outstanding of each of the issuer's class of common ("Common Stock"), as of the latest practicable date.


                CLASS                       OUTSTANDING AT JUNE 30, 1998
     Common Stock - no par value                     8,305,818

                                SOLOPOINT, INC.

                                     INDEX

                                                                                      Page No.
                                                                                      --------
          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Condensed Statements of Operations                                               3
          three and six months ended June 30, 1998 and  1997
          and the period March 26, 1993 (inception) through June 30, 1998

          Condensed Balance Sheet                                                          4
          June 30, 1998

          Condensed Statements of Cash Flows                                               5
          three and six months ended June 30, 1998 and 1997
          and the period March 26, 1993 (inception) through June 30, 1998

          Notes to Condensed Financial Statements                                          6

Item 2    Management's Discussion and Analysis of Financial                                7
          Condition and Results of Operations

          PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders                             12

Item 6    Exhibits and Reports on Form 8-K                                                13

          Signature                                                                       14

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                       PERIOD FROM
                                                                                                     MARCH 26, 1993
                                                                                                       (INCEPTION)
                                        THREE MONTHS ENDED               SIX MONTHS ENDED                THROUGH
                                              JUNE 30                         JUNE 30                    JUNE 30,
                                       1998            1997            1998             1997               1998
                                     -------------------------    -------------------------------      -----------
Net revenues                         $ 132,595     $   284,293    $   238,232         $   362,847      $  1,110,605
Cost of sales                           84,965         205,952        148,747             260,434         1,378,619
                                     ---------     -----------    -----------         -----------      ------------
Gross margin                            47,630          78,341         89,485             102,413          (268,014)

Costs and expenses:
 Research and development              276,425         367,359        562,816             761,716         5,302,077
 Sales and marketing                   206,180         531,900        363,482           1,073,003         3,681,483
 General and administrative            294,134         312,732        561,808             576,280         4,279,421
                                     ---------     -----------    -----------         -----------      ------------
                                       776,739       1,211,991      1,488,106           2,410,999        13,262,981
                                     ---------     -----------    -----------         -----------      ------------
Loss from operations                  (729,109)     (1,133,650)    (1,398,621)         (2,308,586)      (13,530,995)
Interest income, net                    26,787          15,803         48,520              48,928           147,364
                                     ---------     -----------    -----------         -----------      ------------
Net loss                             $(702,322)    $(1,117,847)   $(1,350,101)        $(2,259,658)     $(13,383,631)
                                     =========     ===========    ===========         ===========      ============

Basic and diluted net loss
 per share                           $    (.08)    $      (.32)   $      (.16)        $      (.65)
                                     =========     ===========    ===========         ===========
Shares used in computing
 basic and diluted net loss
 per share                           8,305,818       3,499,780      8,305,818           3,499,780
                                     =========     ===========    ===========         ===========

                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEET
                                     ASSETS
                                  (Unaudited)

                                                       JUNE 30, 1998
                                                       -------------
Current assets:
  Cash                                                 $   2,284,198
  Accounts receivable, net                                   210,112
  Inventories                                                359,697
  Other current assets                                        40,131
                                                       -------------
Total current assets                                       2,894,138

Furniture and equipment, at cost:
  Computers and software                                     275,150
  Furniture and fixtures                                     230,559
  Accumulated depreciation and amortization                 (378,407)
                                                       -------------
                                                             127,302

Other non-current assets                                      37,997
                                                       -------------
Total assets                                           $   3,059,437
                                                       =============
Current liabilities:                                            --
  Accounts payable                                     $     367,645
  Accrued compensation                                        51,262
  Other accrued liabilities                                   44,914
  Notes payable, current portion                              45,443
                                                       -------------
Total current liabilities                                    509,264

Notes payable, non-current portion                            63,090

Shareholders' equity:
  Common stock                                            15,962,397
  Deficit accumulated during the development stage       (13,416,749)
  Notes receivable from shareholders                         (58,565)
                                                       -------------
Total shareholders' equity                                 2,487,083
                                                       -------------
Total liabilities and shareholders' equity             $   3,059,437
                                                       =============

                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                   PERIOD FROM
                                                                                                                 MARCH 26, 1993
                                                                                                                   (INCEPTION)
                                                                                        SIX MONTHS ENDED             THROUGH
                                                                                            JUNE 30                 JUNE 30,
                                                                                      1998            1997            1998
                                                                                   --------------------------      ------------
OPERATING ACTIVITIES
Net loss                                                                           $(1,350,101)   $(2,259,658)     $(13,383,631)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Common stock and preferred stock issued for services                                      -              -            90,700
   Preferred stock issued for interest payable                                               -              -            49,832
   Provision for inventory                                                                   -              -           600,000
   Depreciation and amortization                                                        58,375         58,375           378,516
   Reduction in notes receivable from shareholders in lieu of salary                    26,935              -            26,935
   Changes in operating assets and liabilities                                           1,300       (160,406)         (746,119)
                                                                                   -----------    -----------      ------------
Net cash used in operating activities                                               (1,263,491)    (2,361,689)      (12,983,767)

INVESTING ACTIVITIES
Acquisitions of furniture and equipment                                                (26,950)       (79,225)         (491,311)
Loan to shareholder                                                                          -              -           (35,000)
Payment received from shareholder                                                            -              -             1,500
Deposits and other assets                                                                    -              -           (38,107)
                                                                                   -----------    -----------      ------------
Net cash used in investing activities                                                  (26,950)       (79,225)         (562,918)

FINANCING ACTIVITIES
Proceeds from convertible notes payable to shareholders                                      -              -         1,120,000
Proceeds from convertible notes payable                                                      -              -         1,813,000
Proceeds from notes payable                                                                  -              -           191,496
Principal payments on capital lease obligations                                        (29,780)       (21,170)          (97,358)
Proceeds from notes receivable from shareholders                                             -         72,000            72,000
Proceeds from sale of preferred stock, net of issuance costs                                 -              -         3,951,622
Issuance of common stock, net of repurchases and
 issuance costs                                                                      3,538,561          1,636         8,780,123
                                                                                   -----------    -----------      ------------
Net cash provided by financing activities                                            3,508,781         52,466        15,830,883
                                                                                   -----------    -----------      ------------
Net increase (decrease) in cash                                                     (2,218,340)    (2,388,448)        2,284,198
Cash at beginning of period                                                             65,858      4,066,825                 -
                                                                                   -----------    -----------      ------------
Cash at end of period                                                              $ 2,284,198    $ 1,678,377      $  2,284,198
                                                                                   ===========    ===========      ============

                            See accompanying notes.

                                 SOLOPOINT INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1. General The condensed financial statements for the three and six month periods ended June 30, 1998 and 1997 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the year ended December 31, 1997. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3. Comprehensive Income Comprehensive income includes changes in the balances of items that are reported directly in a separate component of shareholders' equity on the balance sheet. The Company does not have any items reported directly in a separate component of shareholders' equity and therefore is not required to report comprehensive income for the three and six month periods ended June 30, 1998 and 1997 or the period from March 26, 1993 (inception) through June 30, 1998.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the products of the Company, the Company's efforts to establish and maintain distribution partners, the development of new products, and the Company's planned investment in the marketing and distribution of its current products and research and development with regard to future products. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: the ability of the Company to obtain additional funding, dependence on market acceptance of multifunction personal communications management products; lack of significant sales and distribution channels; the Company's ability to timely develop new products; business conditions and growth in the personal communications management industry and general economy; competitive factors, such as rival providers of personal communications management products and services and price pressures; compatibility with a wide variety of switching configurations; reliance on sole source contract manufacturers and component suppliers; dependence on a limited number of key personnel; rapid technological changes; as well as other factors set forth elsewhere in this Form 10-QSB.


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

  Net revenues for the three month period ended June 30, 1998, were $132,595 as compared to net revenues for the three month period ended June 30, 1997 of $284,293. Net revenues for the six-month period ended June 30, 1998 were $238,232 as compared to $362,847 for the six month period ended June 30, 1997. The decrease in net revenues for both the three and six month periods was primarily due to the Company's strategic shift in distribution to focus on the RBOC, LEC and Wireless channels beginning in the second half of fiscal 1997.


 Gross Margin

  Cost of sales for the three month period ended June 30, 1998 was $84,965 as compared to cost of sales for the three month period ended June 30, 1997 of $205,952. Cost of sales for the six month period ended June 30, 1998 was $148,747 compared to $260,434 for the six month period ended June 30, 1997. Gross margin for the three and six month periods ended June 30, 1998 was 36% and 38% respectively, compared to 28% for the three and six month periods ended June 30, 1997. The gross margin for the three and six month periods ended June 30, 1998 were positively impacted by product mix due to the higher margin on the Company's SmartScreen product as compared to the margins on the SmartMonitor and SmartCenter products which were sold during the three and six month periods ended June 30, 1997.

 Operating Expenses

  Research and Development.   Research and development expenses were $276,425
for the three month period ended June 30, 1998 as compared to $367,359 for the three month period ended June 30, 1997. Research and development expenses for the six month period ended June 30, 1998 were $562,816 as compared to $761,716 for the six month period ended June 30, 1997. The decrease of 25% and 26% for the three and six month periods, respectively resulted principally from a reduction in consultants utilized and lower headcount and personnel related expenses for the three months ended June 30, 1998 relative to the prior year offset slightly by increased engineering expenses incurred for prototypes and tooling for products under development. The Company anticipates that research and development expenses may increase slightly in the foreseeable future should the Company expand its existing product line.

  Sales and Marketing.   Sales and marketing expenses were $206,180 for the
three month period ended June 30, 1998 as compared to $531,900 for the three month period ended June 30, 1997, a decrease of 61%. Sales and marketing expenses decreased 66% during the six month period ended June 30, 1998 to $363,482 as compared to expenses of $1,073,003 for the six month period ended June 30, 1997. The decrease for both the three and six month periods ended June 30, 1998 compared to the same periods of 1997 was primarily due to a decrease in personnel and related costs, reduced levels of advertising and marketing efforts to support the Company's product line and less participation in industry tradeshows. The Company anticipates that sales and marketing expenses may grow in future periods should the Company increase marketing activities and efforts to expand distribution of its products.

  General and Administrative.   General and administrative expenses were
$294,134 for the three month period ended June 30, 1998, as compared to $312,732 for the three month period ended June 30, 1997. This decrease of 6%, as well as the decrease of 3% during the six month period ended June 30, 1998 to $561,808 from $576,280 in the first six months of 1997, was primarily due to a reduction in consultants utilized and lower bad debt expense offset somewhat by increased headcount and the higher professional services costs. The Company anticipates that general and administrative expenses may grow modestly in future periods in the event it is necessary to accommodate expanded operations and to support a growing customer base.


 Interest Income, Net

     Interest income for the three and six months ended June 30, 1998 reflects primarily interest on cash balances from the Company's completion of a secondary offering in January 1998 as compared to interest income for the three and six months ended June 30, 1997 which resulted primarily from interest on cash balances from the Company's initial public offering in August 1996. The net proceeds from both offerings earned interest through investment in money market funds. For the three month period ended June 30, 1998 the Company recognized interest income of $29,296 offset by interest expense of $2,509 as compared with interest income of $23,299 offset by interest expense of $7,496 for the same period of the prior year. For the six month period ended June 30, 1998 the Company recognized interest income of $64,146 offset by interest expense of $15,626 as compared with interest income of $63,276 offset by interest expense of $14,348 for the same period of the prior year.


 Provision for Income Taxes

  There was no provision for federal or state income taxes for the three and six month periods ended June 30, 1998, as the Company incurred a net operating loss. The Company expects to incur a net operating loss for the year ending December 31, 1998. As a result, the net operating loss carryforwards will increase. At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $6,000,000. The Company also had federal and state research and development tax credit carryforwards of approximately $100,000 and $150,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 1998 through 2012, if not utilized. The utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash of $2,284,198 as of June 30, 1998 and working capital of $2,384,874. The Company used cash of $1,263,491 in its operating activities for the six months ended June 30, 1998. During the six months ended June 30, 1998 the Company's principal uses of cash were to fund the Company's working capital requirements.

  The Company expects to incur additional substantial losses at least through the end of calendar 1999, but anticipates that its capital resources at June 30, 1998 will provide adequate cash to fund its operations for the next twelve months at its anticipated level of operations. However, the Company may seek additional funding during calendar 1998 and will likely require additional funding after such time. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Failure to obtain funding would have a material adverse effect on the Company's business, financial condition and results of operations. In May 1998, the Company renewed its line of credit with Silicon Valley Bank in the amount of $1,000,000, which is based upon the Company's accounts receivable. Subject to meeting certain covenants, the Company is entitled to borrow up to 80% of the value of eligible accounts receivable at an interest rate equal to prime plus 1%. The line of credit expires in March 1999. No amounts have been drawn on the line of credit as of June 30, 1998. The Company as of June 30, 1998 did not have any significant commitments for capital or other expenditures.


FUTURE OPERATING RESULTS

  Since its inception in 1993, the Company has incurred significant losses, has
had substantial negative cash flow, and has realized limited revenues.   At June
30, 1998, the Company had an accumulated deficit of $13,416,749, and had incurred an operating loss of $1,398,621 for the six months ended June 30, 1998. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 1999.

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

Delisting of Securities from the Nasdaq Market; Limited Liquidity of Trading Market Shares of the Company's Common Stock are quoted on the Nasdaq SmallCap Market. The Nasdaq SmallCap Market is a significantly less liquid market than the Nasdaq National Market. If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market. Trading, if any, in the Common Stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations of the price of, the Company's Common Stock. Nasdaq has recently promulgated new rules that make continued listing of companies on the Nasdaq SmallCap Market more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. In addition, if the Company's Common Stock were removed from the Nasdaq SmallCap Market, the Company's Common Stock would be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition, because the market price of the Company's Common stock is less than $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. Such rules may further limit the market liquidity of the Company's Common Stock and the ability of purchasers to sell such Common Stock in the secondary market. The Company is currently in the appeal process regarding Nasdaq's decision to delist the Company's Common Stock from the Nasdaq SmallCap Market.

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

PART II.  OTHER INFORMATION
---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An annual meeting of shareholders was held on June 2, 1998 to vote on the following:

1. To elect Charlie Bass, Edward M. Esber, Jr., Patrick Grady and Arthur G. Chang as directors to serve for the following year and until their successors are elected.

2. To increase the number of shares of Common Stock reserved for issuance under the Company's 1993 Incentive Stock Plan from 897,000 to 1,397,000 shares.

2. To amend the Company's Articles of Incorporation to effect a one-for-four reverse stock split of the Company's outstanding Common Stock.

3. To ratify the appointment of Ernst & Young LLP as independent public accountants of the corporation for the year ending December 31, 1998.


Results of the Shareholder Vote:

1.      Election of Directors:

        The election of directors was approved as follows:

                                                            In Favor         Against          Withheld
                                                         --------------   --------------   --------------
        Charlie Bass                                          7,409,312          161,901                0
        Edward M. Esber, Jr.                                  7,409,312          161,901                0
        Patrick Grady                                         7,345,917          225,296                0
        Arthur G. Chang                                       7,470,412          100,801                0

                                                            In Favor         Against          Withheld
                                                         --------------   --------------   --------------
2.      Approval of Amendment of 1993 Incentive Stock
        Plan:                                                 2,749,969          281,800           24,680

                                                            In Favor         Against          Withheld
                                                         --------------   --------------   --------------
3.      Approval of amendment of Company's Articles of        7,328,833          209,450           13,830
        Incorporation to effect a one-for-four reverse
        stock split of the Company's outstanding Common
        Stock:

                                                            In Favor         Against          Withheld
                                                         --------------   --------------   --------------
4.      Approval of Ratification of Ernst & Young LLP as      7,494,883           41,800           34,530
        independent public accountants of the corporation
        for the year ending December 31, 1998:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

10.16 Loan Modification Agreement between the Company and Silicon Valley Bank dated May 20, 1998.

27   -  Financial Data Schedule

b)   Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ending June 30, 1998.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   August 14, 1998                 SOLOPOINT, INC.


by:/s/Arthur G. Chang                   by:/s/Ronald J. Tchorzewski
------------------------------          ------------------------------

        Arthur G. Chang                      Ronald J. Tchorzewski
       President and CEO                    Chief Financial Officer
   (Duly Authorized Officer)            (Principal Accounting Officer)