Form 10QSB
period 1998-09-30
SOLOPOINT INC
filed 1998-11-16
CIK 1017545

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934

For the fiscal quarter ended: September 30, 1998 or


     Transition report pursuant to Section 13 or 15(d) of the Securities
---
Exchange Act of 1934

For the transition period from ______________________to_______________________


Commission file number:  0-21037


                                SOLOPOINT, INC.
            (Exact name of registrant as specified in its charter)


            California                                   77-0337580

  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                  Identification Number)
        130B Knowles Drive
          Los Gatos, CA                                    95032


(address of principal executive offices)                    (zip code)


     Registrant's telephone number, including area code:   (408) 364-8850


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's class of common ("Common Stock"), as of the latest practicable date.


               CLASS                    OUTSTANDING AT SEPTEMBER 30, 1998
     Common Stock - no par value                   2,076,455

                                SOLOPOINT, INC.

                                     INDEX

                                                                              Page No.
                                                                              --------
          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Condensed Statements of Operations                                       3
          three and nine months ended September 30, 1998 and 1997
          and the period March 26, 1993 (inception) through September 30, 1998

          Condensed Balance Sheet                                                  4
          September 30, 1998

          Condensed Statements of Cash Flows                                       5
          nine months ended September 30, 1998 and 1997
          and the period March 26, 1993 (inception) through September 30, 1998

          Notes to Condensed Financial Statements                                  6

Item 2    Management's Discussion and Analysis of Financial                        7
          Condition and Results of Operations


          PART II.  OTHER INFORMATION

Item 5    Deadline for Receipt of Shareholder Proposals                           13

Item 6    Exhibits and Reports on Form 8-K                                        13

          Signature                                                               14

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                          PERIOD FROM
                                                                                                         MARCH 26, 1993
                                                                                                          (INCEPTION)
                                                   THREE MONTHS ENDED            NINE MONTHS ENDED          THROUGH
                                                      SEPTEMBER 30                  SEPTEMBER 30          SEPTEMBER 30,
                                                   1998          1997            1998          1997           1998
                                              --------------------------    --------------------------   ---------------

Net revenues                                  $    222,879  $      3,719    $    461,111  $    366,566     $  1,333,484
Cost of sales                                      175,917         2,477         324,664       262,911        1,554,536
                                              ------------  ------------    ------------  ------------     ------------
Gross margin                                        46,962         1,242         136,447       103,655         (221,052)

Costs and expenses:
          Research and development                 215,042       320,940         777,858     1,082,656        5,517,119
          Sales and marketing                      128,381       318,685         491,863     1,391,688        3,809,864
          General and administrative               207,343       251,231         769,151       827,511        4,486,764
                                              ------------  ------------    ------------  ------------     ------------
                                                   550,766       890,856       2,038,872     3,301,855       13,813,747
                                              ------------  ------------    ------------  ------------     ------------
Loss from operations                              (503,804)     (889,614)     (1,902,425)   (3,198,200)     (14,034,799)
Interest income (expense), net                      23,862        (6,622)         72,382        42,306          171,226
                                              ------------  ------------    ------------  ------------     ------------
Net loss                                      $   (479,942) $   (896,236)   $ (1,830,043) $ (3,155,894)    $(13,863,573)
                                              ============  ============    ============  ============     ============

Basic and diluted net loss per share          $       (.23) $      (1.02)   $       (.88) $      (3.60)
                                              ============  ============    ============  ============

Shares used in computing
 basic and diluted net loss per share            2,076,455       876,455       2,076,455       875,448
                                              ============  ============    ============  ============



                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEET
                                     ASSETS
                                  (Unaudited)



                                                               SEPTEMBER 30, 1998
                                                               ------------------
Current assets:
    Cash                                                         $  1,554,845
    Accounts receivable, net                                          336,680
    Inventories                                                       345,185
    Other current assets                                              106,961
                                                                 ------------
Total current assets                                                2,343,671

Furniture and equipment, at cost:
    Computers and software                                            275,150
    Furniture and fixtures                                            248,640
    Accumulated depreciation and amortization                        (394,371)
                                                                  ------------
                                                                      129,419

Other non-current assets                                               37,997
                                                                 ------------
Total assets                                                     $  2,511,087
                                                                 ============

Current liabilities:
          Bank line of credit                                    $    100,000
          Accounts payable                                            172,502
          Accrued compensation                                         37,605
          Other accrued liabilities                                    87,889
          Notes payable, current portion                               51,664
                                                                 ------------
Total current liabilities                                             449,660

Notes payable, non-current portion                                     50,491

Shareholders' equity:
          Common stock                                             15,967,397
          Deficit accumulated during the development stage        (13,896,691)
          Notes receivable from shareholders                          (59,770)
                                                                 ------------
Total shareholders' equity                                          2,010,936
                                                                 ------------
Total liabilities and shareholders' equity                       $  2,511,087
                                                                 ============

                            See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                              PERIOD FROM
                                                                                                            MARCH 26, 1993
                                                                                                              (INCEPTION)
                                                                                    NINE MONTHS ENDED           THROUGH
                                                                                         MARCH 31             SEPTEMBER 30,
                                                                                 1998               1997          1998
                                                                               ---------------------------   ---------------
OPERATING ACTIVITIES
Net loss                                                                       $ (1,830,043)  $ (3,155,894)   $ (13,863,573)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Common stock and preferred stock issued for services                                  -         12,000           90,700
    Preferred stock issued for interest payable                                           -              -           49,832
    Provision for inventory                                                               -              -          600,000
    Depreciation and amortization                                                    74,339         87,562          394,480
    Reduction in notes receivable from shareholders in lieu of salary                25,730              -           25,730
    Changes in operating assets and liabilities                                    (343,411)      (333,392)      (1,090,830)
                                                                               ------------   ------------     ------------
Net cash used in operating activities                                            (2,073,385)    (3,389,724)     (13,793,661)

INVESTING ACTIVITIES
Acquisitions of furniture and equipment                                             (45,031)       (98,336)        (509,392)
Loan to shareholder                                                                       -              -          (35,000)
Payment received from shareholder                                                         -              -            1,500
Deposits and other assets                                                                 -              -          (38,107)
                                                                               ------------   ------------     ------------
Net cash used in investing activities                                               (45,031)       (98,336)        (580,999)

FINANCING ACTIVITIES
Proceeds from bank line of credit                                                   100,000              -          100,000
Proceeds from convertible notes payable to shareholders                                   -              -        1,120,000
Proceeds from convertible notes payable                                                   -              -        1,813,000
Proceeds from notes payable                                                               -              -          191,496
Principal payments on capital lease obligations                                     (36,158)       (31,741)        (103,736)
Proceeds from notes receivable from shareholders                                          -         72,000           72,000
Proceeds from sale of preferred stock, net of issuance costs                              -              -        3,951,622
Issuance of common stock, net of repurchases and
 issuance costs                                                                   3,543,561          1,831        8,785,123
                                                                               ------------   ------------     ------------
Net cash provided by financing activities                                         3,607,403         42,090       15,929,505
                                                                               ------------   ------------     ------------
Net increase (decrease) in cash                                                   1,488,987     (3,445,970)       1,554,845
Cash at beginning of period                                                          65,858      4,066,825                -
                                                                               ------------   ------------     ------------
Cash at end of period                                                          $  1,554,845   $    620,855     $  1,554,845
                                                                               ============   ============     ============

                            See accompanying notes.

                                 SOLOPOINT INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   General   The condensed financial statements for the three and nine month periods ended September 30, 1998 and 1997 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the year ended December 31, 1997. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   Basic and Diluted per Share Data   In February 1997, the Financial
     Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which the Company adopted for the period ended December 31, 1997. FAS 128 replaced the calculation of primary and fully diluted net income (loss) per share with the basic and diluted net income (loss) per share. Unlike primary net income (loss) per share, basic net income (loss) per share excludes any dilutive effects of options, warrants and convertible securities.

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

     The Company's shareholders approved a one-for-four reverse stock split which was effective July 7, 1998. All share information reflects the one-for-four reverse stock split.

3.   Comprehensive Income   Comprehensive income includes changes in the
     balances of items that are reported directly in a separate component of shareholders' equity on the balance sheet. The Company does not have any items reported directly in a separate component of shareholders' equity and therefore is not required to report comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 or the period from March 26, 1993 (inception) through September 30, 1998.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the products of the Company, the Company's efforts to establish and maintain distribution partners, the development of new products, and the Company's planned investment in the marketing and distribution of its current products and research and development with regard to future products. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: the ability of the Company to obtain additional funding, dependence on market acceptance of multifunction personal communications management products; dependence on a limited number of customers; lack of significant sales and distribution channels; the Company's ability to timely develop new products; business conditions and growth in the personal communications management industry and general economy; competitive factors, such as rival providers of personal communications management products and services and price pressures; compatibility with a wide variety of switching configurations; reliance on sole source contract manufacturers and component suppliers; dependence on a limited number of key personnel; rapid technological changes; as well as other factors set forth elsewhere in this Form 10-QSB.


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

          Net revenues for the three month period ended September 30, 1998, were $222,879 as compared to net revenue for the three month period ended September 30, 1997 of $3,719. Net revenues for the nine-month period ended September 30, 1998 were $461,111 compared to $366,566 for the nine month period ended September 30, 1997. The increase in net revenues for both the three and nine month periods was primarily due to the Company's strategic shift in distribution to focus on the Regional Bell Operating Companies ("RBOC"), Local Exchange Carriers ("LEC") and Wireless channels beginning in the second half of fiscal 1997. Due to the Company's strategic shift in distribution during the third quarter of 1997, net revenue for that quarter reflected product returns from certain distributors and customers totaling $134,069.


     Gross Margin

          Cost of sales for the three month period ended September 30, 1998 was $175,917 as compared to cost of sales for the three month period ended September 30, 1997 of $2,477. Cost of sales for the nine month period ended September 30, 1998 was $324,664 compared to $262,911 for the nine month period ended September 30, 1997. Gross margin for the three and nine month periods ended September 30, 1998 was 21% and 30% respectively, compared to 33% and 28% for the three and nine month periods ended September 30, 1997, respectively. The gross margin for the three and nine month periods ended September 30, 1998 were impacted by product mix due to the lower margin on the Company's Message Light product as compared to the margins on the SmartScreen, SmartMonitor and SmartCenter products which were sold during the three and nine month periods ended September 30, 1997. The Company also incurred higher shipping and handling costs in the three and nine month periods ended September 30, 1998 related to RBOC programs.

     Operating Expenses

          Research and Development.   Research and development expenses were
$215,042 for the three month period ended September 30, 1998 as compared to $320,940 for the three month period ended September 30, 1997. Research and development expenses for the nine month period ended September 30, 1998 were $777,858 as compared to $1,082,656 for the nine month period ended September 30, 1997. The decrease of 33% and 28% for the three and nine month periods, respectively resulted principally from a reduction in consultants utilized and lower headcount and personnel related expenses for the three months ended September 30, 1998 relative to the prior year offset slightly by increased engineering expenses incurred for prototypes and tooling for products under development. The Company anticipates that research and development expenses may increase in the foreseeable future should the Company expand its existing product line.

          Sales and Marketing.   Sales and marketing expenses were $128,381 for
the three month period ended September 30, 1998 as compared to $318,685 for the three month period ended September 30, 1997, a decrease of 60%. Sales and marketing expenses decreased 65% during the nine month period ended September 30, 1998 to $491,863 as compared to expenses of $1,391,688 for the nine month period ended September 30, 1997. The decrease for both the three and nine month periods ended September 30, 1998 compared to the same periods of 1997 was primarily due to a decrease in personnel and related costs, a significant reduction in advertising and a reduced level of marketing efforts to support the Company's expanded product line and less participation in industry tradeshows. The Company anticipates that sales and marketing expenses may grow in future periods should the Company increase marketing activities and efforts to expand distribution of its products.

          General and Administrative.   General and administrative expenses were
$207,343 for the three month period ended September 30, 1998, as compared to $251,231 for the three month period ended September 30, 1997. This decrease of 17%, as well as the decrease of 7% during the nine month period ended September 30, 1998 to $769,151 from $827,511 in the first nine months of 1997, was primarily due to a reduction in consultants utilized and lower bad debt expense offset somewhat by increased headcount and the higher professional services costs. The Company anticipates that general and administrative expenses may grow modestly in future periods in the event it is necessary to accommodate expanded operations and to support a growing customer base.


     Interest Income (Expense), Net

          Interest income for the three and nine months ended September 30, 1998 reflects primarily interest on cash balances from the Company's completion of a secondary offering in January 1998 as compared to interest income for the three and nine months ended September 30, 1997 which resulted primarily from interest on cash balances from the Company's initial public offering in August 1996. The net proceeds from both offerings earned interest through investment in money market funds. For the three month period ended September 30, 1998 the Company recognized interest income of $35,105 offset by interest expense of $11,243 as compared with interest income of $7,454 offset by interest expense of $14,076 for the same period of the prior year. For the nine month period ended September 30, 1998 the Company recognized interest income of $99,252 offset by interest expense of $26,870 as compared with interest income of $70,733 offset by interest expense of $28,427 for the same period of the prior year.


     Provision for Income Taxes

          There was no provision for federal or state income taxes for the three and nine month periods ended September 30, 1998, as the Company incurred a net operating loss. The Company expects to incur a net operating loss for the year ending December 31, 1998. As a result, the net operating loss carryforwards will increase. At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $6,000,000. The Company also had federal and state research and development tax credit carryforwards of approximately $100,000 and $150,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 1998 through 2012, if not utilized. The utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

          The Company had cash of $1,554,845 as of September 30, 1998 and working capital of $1,894,011. The Company used cash of $2,073,385 in its operating activities for the nine months ended September 30, 1998. During the nine months ended September 30, 1998 the Company's principal uses of cash were to fund the Company's working capital requirements.

          The Company expects to incur additional substantial losses at least through the end of calendar 1999, but anticipates that its capital resources at September 30, 1998 will provide adequate cash to fund its operations for the next twelve months at its anticipated level of operations. However, the Company may seek additional funding during the fourth quarter of 1998 and early 1999 and will likely require additional funding after such time. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Failure to obtain funding would have a material adverse effect on the Company's business, financial condition and results of operations. In May 1998, the Company renewed its line of credit with Silicon Valley Bank in the amount of $1,000,000, which is based upon the Company's accounts receivable. Subject to meeting certain covenants, the Company is entitled to borrow up to 80% of the value of eligible accounts receivable at an interest rate equal to prime plus 1%. The line of credit expires in March 1999. In August 1998 the Company had drawn $100,000 against its line of credit. As of September 30, 1998 the Company did not have any significant commitments for capital or other expenditures.


FUTURE OPERATING RESULTS

          Since its inception in 1993, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At September 30, 1998, the Company had an accumulated deficit of $13,896,691, and had incurred an operating loss of $1,902,425 for the nine months ended September 30, 1998. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 1999.

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

RISK FACTORS

Year 2000 Compliance   The Company is currently engaged in conducting an
evaluation of its systems for Year 2000 compliance. The Company does not expect any year 2000 compliance issues to arise related to primary internal business information systems. The Company is not aware of any material operational issues or costs associated with preparing internal systems for the year 2000. The Company has evaluated the potential impact on its own products. The Company has determined that the efforts to bring its products up to compliance would not entail material efforts or cost. The Company anticipates this effort to be completed by the end of the second quarter of 1999. Although the Company does not expect that the impact of the Year 2000 issue will be material on its systems under evaluation, there can be no assurance that the Company will not discover Year 2000 issues in the course of its evaluation process that would have a material effect on the business, results of operations or financial condition of the Company.

The Company utilizes third party manufacturing, third party vendor network equipment, telecommunication products, and other third party software products which may or may not be Year 2000 compliant. The Company is in the process of contacting its third party vendors to determine at what stage the vendors may be in their compliance with the Year 2000 issue. The Company anticipates contacting all critical third party vendors by the end of the second quarter of 1999 relating to Year 2000 compliance. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third party products, failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

Risks Associated with Strategic Relationships   The Company believes that its
future success, if any, will be largely dependent on its ability to either sell its products to or enter into joint marketing arrangements with RBOCs and LECs in the United States. In particular, the Company believes that certain of its products can be sold profitably only if they are sold to or in conjunction with RBOCs and LECs. Selling a product to or entering into a marketing relationship with an RBOC or LEC is generally a lengthy process. A failure by the Company to develop significant relationships with RBOCs and LECs would have a materially adverse effect on the Company's business and operating results. The Company has entered into a marketing agreement with Pacific Bell which calls for Pacific Bell to market a co-branded version of the Company's SmartScreen S-100 product. The agreement has been in effect since May 1997, however there can be no assurance that the marketing agreement with Pacific Bell will continue to be successful or that the Company will be able to establish relationships with other RBOCs. Even if the Company is successful in establishing alliances or relationships with RBOCs, LECs or other strategic partners, there can be no assurance that such alliances or relationships will result in an increase in the Company's distribution channels or product revenues or otherwise provide any benefit to the Company. In addition, the strategic partners may be in direct or indirect competition with the Company or among each other. The presence of potential or actual conflicts of interest could materially adversely affect the Company's relationships with potential strategic partners, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Delisting of Securities from the Nasdaq Market; Limited Liquidity of Trading
Market   Shares of the Company's Common Stock are quoted on the Nasdaq SmallCap
Market. The Nasdaq SmallCap Market is a significantly less liquid market than the Nasdaq National Market. If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market. Trading, if any, in the Common Stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements, or in what are commonly referred to as the "pink sheets", known as delisting. As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations of the price of, the Company's Common Stock. Nasdaq has recently promulgated new rules that make continued listing of companies on the Nasdaq SmallCap Market more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. In addition, if the Company's Common Stock were removed from the Nasdaq SmallCap Market, the Company's Common Stock would be subject to so-called ''penny stock'' rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition, because the market price of the Company's Common stock is less than $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. Such rules may further limit the market liquidity of the Company's Common Stock and the ability of purchasers to sell such Common Stock in the secondary market.

On October 15, 1998 the Company received a letter from Nasdaq informing the Company that for the 30 trading days prior to the letter the Company failed to maintain a closing bid price greater than or equal to $1.00, which is one of the requirements for continued listing on the Nasdaq National Market. The Company has been provided 90 calendar days to regain compliance with the minimum bid price requirement. In order to comply with this requirement the Company's common stock must report a closing bid price of $1.00 or greater for ten consecutive trading days. If the Company is unable to demonstrate compliance within the designated timeframe the Company will be subject to delisting.

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

PART II.  OTHER INFORMATION
---------------------------


ITEM 5.  DEADLINE FOR RECEIPT OF SHAREHOLDER PROPOSALS

          Shareholders are entitled to present proposals for action at a forthcoming meeting if they comply with the requirements of the proxy rules established by the Securities and Exchange Commission. Proposals of shareholders of the Company that are intended to be presented by such shareholders at the Company's 1999 Annual Meeting of shareholders must be received by the Company no later than December 31, 1998 in order that they may be considered for inclusion in the proxy statement and form of proxy relating to the meeting.

          If a shareholder intends to submit a proposal at the Company's Annual Meeting, which is not eligible for inclusion in the proxy statement relating to that meeting, the shareholder must give the Company notice in accordance with the requirements set forth in the Securities and Exchange Act of 1934, as amended, no later than February 14, 1999. If such shareholder fails to comply with the foregoing notice provision the proxy holders will be allowed to use their discretionary authority when and if the proposal is raised at the Company's Annual Meeting in 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS

27   -  Financial Data Schedule

b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ending September 30, 1998.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   November 13, 1998                      SOLOPOINT, INC.


by:/s/Arthur G. Chang                           by:/s/Ronald J. Tchorzewski
---------------------------                     ----------------------------

      Arthur G. Chang                               Ronald J. Tchorzewski
     President and CEO                             Chief Financial Officer
 (Duly Authorized Officer)                     (Principal Accounting Officer)