Form 10KSB40
period 1998-12-31
SOLOPOINT INC
filed 1999-03-31
CIK 1017545

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB

                               ----------------
  (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM      TO     .

                        COMMISSION FILE NUMBER: 0-21037

                                SOLOPOINT, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                      77-0337580
 (STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                OR ORGANIZATION)

      130-B KNOWLES DRIVE, LOS GATOS, CA                             95032
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 24, 1999 was approximately $3,245,499, based upon the closing price of such stock on March 24, 1999 as reported on NASDAQ.

  As of March 24, 1999, 2,076,455 shares of Common Stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information required by Items 5, 9, 10, 11 and 12 of Form 10-KSB is incorporated by reference from the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1998.

  Transitional Small Business Disclosure Format: Yes [_]  No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

  The following section contains forward-looking statements that involve risks and uncertainties, including those referring to:

  . the period of time SoloPoint's existing capital resources will meet the Company's future capital needs;

  .  SoloPoint's future operating results;

  .  market acceptance of SoloPoint's products;

  .  SoloPoint's efforts to establish and maintain distribution partners;

  .  the development of new products; and

  . SoloPoint's planned investment in the marketing and distribution of its current products and research and development with regard to future products.

SoloPoint's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

  .  the ability of SoloPoint to obtain additional funding;

  . dependence on market acceptance of multifunction personal communications management products;

  .  dependence on a limited number of customers;

  .  lack of significant sales and distribution channels;

  .  SoloPoint's ability to timely develop new products;

  . business conditions and growth in the personal communications management industry and general economy;

  . competitive factors, such as rival providers of personal communications management products and services and price pressures;

  .  compatibility with a wide variety of switching configurations;

  .  reliance on sole source contract manufacturers and component suppliers;

  .  dependence on a limited number of key personnel;

  .  rapid technological changes;

as well as other factors set forth elsewhere in this Form 10-KSB.

  SoloPoint, Inc. designs, develops and markets innovative and easy-to-use personal communications management products that connect people more effectively. Our products are used by residential Regional Bell Operating Companies ("RBOC") and Local Exchange Carriers ("LEC") Voice Mail customers, Small Office Home Office ("SOHO") professionals and professionals in corporate satellite offices. Our products are designed to allow users to balance three important needs of communications dependent individuals: Mobility, the ability to receive critical calls while away from their primary office; Accessibility, the ability to be available on an as-needed basis; and Control, the ability to monitor calls in order to decide, in real time, from whom and when to accept a call.

  We currently offers three product lines: SmartScreen, which allows a residential RBOC or LEC Voice Mail customer to locally screen an incoming call and take the call, if desired; SmartMonitor, which allows a mobile professional to remotely monitor and take office calls from a cellular or PCS phone; and SmartCenter, which provides a feature rich call management environment for SOHO professionals and professionals in corporate satellite offices.

  From inception (March 26, 1993) through December 31, 1998, SoloPoint has incurred cumulative net losses of $14,738,885, and expects to incur substantial losses over at least the next year. We have insufficient cash to continue our operations beyond June 30, 1999 at our projected level of operations. Our ability to continue as a going concern is dependent upon successfully raising additional capital through equity or debt financings and, ultimately, upon achieving profitable operations. However, we cannot assure you that additional funding will be available to us on acceptable terms, if at all, or that we will achieve profitable operations. The accompanying disclosures have been prepared assuming SoloPoint will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Industry Overview

  The number of communications-dependent individuals has increased significantly in recent years. These individuals can be categorized into three broad market categories: residential RBOC and LEC Voice Mail customers, mobile professionals, and SOHO professionals and professionals in corporate satellite offices.

 RBOC and LEC Voice Mail Users

  Research First Consulting, Inc. estimates that as of the end of 1998 there were over 11 million residential RBOC Voice Mail customers in the United States. RBOC and LEC Voice Mail has several advantages over traditional answering machines, including the ability to take messages when the line is busy, better remote access, enhanced message management capabilities and improved reliability. We believe that the three major drawbacks to RBOC and LEC Voice Mail are the inability to screen a call, the lack of a visual message waiting indicator and the inability to share a fax machine on the same line as Voice Mail. If a call has gone to Voice Mail, a subscriber must wait until the caller has left a message, then dial a number, enter an access code, retrieve the message and call back the caller if they choose. The lack of a visual message waiting indicator forces the user to pick up his or her phone and listen for a stutter dial tone to determine if a message has been left. As a result, important calls may be missed and messages are often received later than if the blinking light of a traditional answering machine had been available. We believe that the lack of screening and a visual message waiting indicator light are significant factors causing the low penetration and frequent cancellation of Voice Mail service. Finally, the inability to support a fax machine on the same line requires a fax user to add a second line.

 The SoloPoint Solution--SmartScreen

  Our SmartScreen product line remedies these deficiencies in RBOC and LEC Voice Mail by providing users with the ability to screen incoming calls, visually determine if there are new messages, and utilize a fax machine on the same line as Voice Mail. Our SmartScreen product connects to a Voice Mail user's telephone line and utilizes RBOC and LEC Three-Way calling service. When a user receives a call, SmartScreen picks up the call and connects the caller to RBOC or LEC Voice Mail. Simultaneously, SmartScreen turns on a built-in speaker so that the user can hear the caller as they leave a message. If the user wishes to talk to the caller, he/she can pick up any phone connected to the line and be immediately connected to the caller. In order to provide a visual message waiting indicator, SmartScreen is designed to work with stutter dial tone ("FSK") signaling provided by the RBOC or LEC. By providing the ability to support a fax machine on the same line, fax users are not forced to pay for a second line.

 The SoloPoint Solution--Voice Mail Message Light

  Our Voice Mail Message Light enhances telephone company voice mail by providing users the ability to know that a message has been received. The S-25 currently sells for $19.95. The user does not have to pick up their telephone and listen for a stutter dial tone to know whether a message has been received.

 Mobile Professionals

  A mobile professional's success is dependent upon the ability to effectively manage business communications in a mobile environment, thereby enabling the user to receive critical calls and be more responsive to customers. Missed calls, delayed responses to messages, or the appearance of an unprofessional image can cause potential customers or clients to take their business elsewhere. A large percentage of these mobile professionals utilize a cellular or PCS phone to stay in touch while out of the office. Because their office number and cellular or PCS number are not connected, phone calls to the office are not immediately received in the field resulting in "phone tag" or missed calls which can result in customer dissatisfaction and lost business.

 The SoloPoint Solution--SmartMonitor

  Our SmartMonitor product line enables users to screen incoming office calls from a cellular or PCS phone and connect to those callers the user chooses. When a caller dials the user's office number, SmartMonitor simultaneously rings the user's office telephone and remote cellular or PCS phone. Our SmartMonitor M-100 product allows users to optionally monitor the call as the caller leaves a message on his/her office answering machine. Our SmartMonitor M-200 product is designed to allow a user to monitor a message being left in RBOC or LEC Voice Mail. If the user wants to talk with the caller, he/she can be immediately connected by simply pressing a button on his or her remote cellular or PCS telephone. A key benefit of SmartMonitor is that it enables a user to be more accessible to customers without disclosing their cellular or PCS telephone number. In addition, since the user's office and cellular or PCS telephone rings simultaneously, the user can seamlessly move in and out of their office without having to enable or disable the device or service.

 Small Office Home Office Professionals and Professionals in Corporate Satellite Offices

  While many corporations provide a communications infrastructure for their employees that includes, among other things, secretarial and administrative support and computer and telephony services, small office home office professionals and professionals in corporate satellite offices must address their own personal communications management needs. These needs usually include the ability to provide a professional image through an Interactive Voice Response system, the ability to filter and route calls automatically, and the ability to tie all their communications devices and services together to work more efficiently and effectively. These individuals have previously attempted to address these needs through the use of an array of disparate, single function communication devices, such as cellular or PCS phones, pagers, fax machines and e-mail applications, and separate, basic broad-based communications services, such as Voice Mail, Call Forwarding, Caller ID and Three-Way Calling.

 The SoloPoint Solution--SmartCenter

  Our SmartCenter C-120 product responds to the needs of small office home office professionals and professionals in corporate satellite offices who require an automated method of ensuring that incoming calls are answered and properly filtered and routed. Our C-120 product is attached to the professional's main line and functions as an automated receptionist for incoming calls. Incoming calls are answered by the C-120, which plays a greeting and provides the caller with a set of options. These options can include transferring the caller to a particular department, extension or person, providing the caller with pre-recorded information (such as directions to the business), or providing the caller with another set of menu options. The caller responds to the C-120 by pressing the buttons on his touch-tone phone.

  Our C-120 product was designed to give businesses a robust set of features typically found on more expensive PC-based systems without the complicated installation and configuration procedures typically associated with such systems. Our C-120 product can answer a business' phone, play a greeting, provide a series of options to the caller, transfer the call to a specified extension and transfer the call to another set of menu options. Other features include multiple greetings for business hours and off business hours, a name directory, and extension dialing. Our C-120 product also tracks a variety of call statistics, such as number of calls processed at different times of the day. A non-technical user can configure our C-120 product by simply responding to the interactive voice prompts, which are imbedded in the system. Although an optional graphical Windows-based PC software program is provided and can assist users in creating more complex procedures for handling calls, it is not required for normal operation of the SmartCenter device. Installation is accomplished by plugging standard telephone lines into the product. We believe that the C-120's suggested retail price of under $500 makes it a cost-effective solution to the call-processing needs of small business users.

Strategy

  Our objective is to be a leading provider in the emerging personal communications management products market. Our strategy for achieving this objective includes the following key elements:

 Leverage Proprietary Technology to Create an Innovative Line of Personal Communications Products

  We intend to continue to leverage the proprietary technology incorporated in our SmartCenter product to design and bring to market a broad line of personal communications management products designed to meet the needs of a wide range of communications dependent individuals. In accordance with this strategy, we have introduced SmartScreen and SmartMonitor, which are substantially based upon the sophisticated technology contained in the SmartCenter product. We plan to similarly develop additional personal communications management products which we believe will leverage our research and development expenditures, facilitate the establishment of brand name recognition and expand our distribution and marketing capabilities.

 Develop Telephone Company and Related Distribution Channels

  Our products are designed to meet the needs of RBOC or LEC customers while utilizing several RBOC and LEC services, such as Voice Mail, Three-Way Calling and Caller ID. In May 1997, we entered into a marketing agreement with Pacific Bell and are working to establish Original Equipment Manufacturer ("OEM") or additional marketing agreements with other RBOCs and with LECs so that our products can be bundled with RBOC or LEC services to provide a complete personal communications management solution. Our long term objective is to leverage these relationships to access RBOCs' and LECs' authorized resellers which we believe would also be appropriate resellers of our products.

 Establish Strategic Alliances and Business Relationships

  We intend to establish additional strategic alliances and business relationships with leading participants in various segments of the communications markets. We believe these alliances and relationships, if established, will enable us to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presence of these companies. In accordance with this strategy, we have received an equity investment from Ameritech. Our objective is to establish a strategic relationship with RBOCs, one of which is Ameritech, and LECs involving marketing, distribution or manufacturing agreements.

SoloPoint Products

 SmartScreen Family

  Voice Mail Message Light S-25: Our Voice Mail Message Light enhances telephone company voice mail by providing users the ability to know that a message has been received. The S-25 currently sells for $19.95. The user does not have to pick up their telephone and listen for a stutter dial tone to know whether a message has been received. Some of the unique features of the S-25 are described below:

           Feature                                Benefit
------------------------------------------------------------------------------
  AC power                   The S-25 uses reliable AC power providing battery
                             free operation.
------------------------------------------------------------------------------
  Automatic detection and    The S-25 uses a proprietary algorithm to
  support of both Stutter    determine which telephone company service is
  Dial Tone and FSK services available on the line and switches to that service automatically.
------------------------------------------------------------------------------
  Passive listening for      The S-25's proprietary stutter detect algorithm
  Stutter Dial Tone          is extremely accurate and employs a passive
                             listening circuit that guarantees the message
                             light to reflect the same state as stutter dial
                             tone when a user picks up the telephone.
------------------------------------------------------------------------------
  Large, bright LED          The large, bright LED is positioned high above
  positioned high above the  the clutter of a desktop and can be seen from
  table                      across the room.
------------------------------------------------------------------------------
  Multiple unit support      The S-25 can support multiple units on the same
                             line.
------------------------------------------------------------------------------
  Desktop or wall mountable  The S-25 can complement any customer setting.
------------------------------------------------------------------------------
  Small footprint            The S-25 provides the smallest footprint for
                             telephone company operated message light service
                             available.


  SmartScreen S-100: The SmartScreen S-100 is currently sold by Pacific Bell for $49.95 and is also available through our webstore and various retail outlets for $69.95. The S-100 enables a residential RBOC or LEC Voice Mail user to screen and manage incoming calls while callers are leaving messages on the user's RBOC or LEC Voice Mail. The user can connect with a caller while he/she is leaving a Voice Mail message at any time during the call. The following table lists the key features of SmartScreen S-100 and the benefits we believe they bring to the end customer:


           Feature                                Benefit
------------------------------------------------------------------------------
  "Live" screen calls as the With the S-100 you'll be able to screen the call
  caller leaves a message    by listening in undetected as the caller begins
                             leaving their message. If it is someone you want
                             to speak to, simply pick up the phone and you'll
                             be connected with them
------------------------------------------------------------------------------
  Pull callers back from     No need to run to answer the phone before the
  Voice Mail as they leave   call is transferred to Voice Mail. With the S-100
  their message              you can pick up the phone at any time while the
                             caller is leaving their message and be connected.
------------------------------------------------------------------------------
  Large, bright message      A large, bright red light will flash whenever you
  waiting light              have messages waiting in Voice Mail. No more
                             missed messages due to forgetting to pick up the
                             phone when you return home to check for stutter
                             dial-tone.
------------------------------------------------------------------------------
  Support a fax machine on   The S-100 makes it possible for a fax machine to
  the same single phone line receive fax calls and for voice calls to be routed to Voice Mail. There is no need for a 2nd
                             fax phone line.
------------------------------------------------------------------------------
  Battery-free memory backup The S-100 retains all the information you've programmed into it such as your Voice Mail access
                             number. There is no need to reprogram the unit if
                             the power fails or if you move it.
------------------------------------------------------------------------------
  Self-verifying set up with The S-100 listens and learns as you dial your own
  Voice Mail                 telephone number and hear your greeting. There
                             are no complex button combinations or cryptic key
                             sequences are required to program the unit.

  The S-210 Voice Mail Manager: The S-210 manages your telephone company Voice Mail through simple, intuitive buttons. It also lets you screen your calls and visually alerts you when you have messages. The user can delete, save and navigate their messages with the press of a button, in the same manner as with an answering machine. The S-210 currently sells for $79.95. The S-210 has an AutoPlay/AutoSave feature that allows the user to listen and save messages without touching a button. The S-210 also provides the Voice Mail user the ability to screen-listen undetected-while a caller leaves a message. The user has the option of picking up the phone and connecting live with the caller or letting the call go directly to voice mail. The S-210 also allows Voice Mail users that send and receive messages the ability of replying to a message via a hands free capability utilizing a built-in microphone. Some of the unique features are described below:


           Feature                                Benefit
------------------------------------------------------------------------------
  "Live" screen calls as the With the S-210 you'll be able to screen the call
  caller leaves a message    by listening in undetected as the caller begins
                             leaving their message. If it is someone you want
                             to speak to, simply pick up the phone and you'll
                             be connected with them
------------------------------------------------------------------------------
  Pull callers back from     No need to run to answer the phone before the
  Voice Mail as they leave   call is transferred to Voice Mail. With the S-210
  their message              you can pick up the phone at any time while the
                             caller is leaving their message and be connected.
------------------------------------------------------------------------------
  Ignore messages from       Through a unique feature you can instruct the S-
  unwanted callers           210 to not only silence the speaker so that you
                             no longer have to listen to the unwanted caller,
                             but then after the caller finishes leaving their
                             message the S-210 tells the Voice Mail system to
                             delete the message. There is no need to log in to
                             Voice Mail to delete the unwanted message.
------------------------------------------------------------------------------
  Large, bright message      A large, bright red light will flash whenever you
  waiting light              have messages waiting in the Voice Mail. No more
                             missed messages due to forgetting to pick up the
                             phone when you return home to check for stutter
                             dial-tone.
------------------------------------------------------------------------------
  Support a fax machine on   The S-210 makes it possible for a fax machine to
  the same single phone line receive fax calls and for voice calls to be routed to Voice Mail. There is no need for a 2nd
                             fax phone line.
------------------------------------------------------------------------------
  Battery-free memory backup The S-210 retains all the information you've programmed into it such as your Voice Mail access
                             number and PIN. There is no need to reprogram the
                             unit if the power fails or if you move it.
------------------------------------------------------------------------------
  Self-verifying Voice Mail  The S-210 listens and learns as you follow the
  set up                     familiar process to dial in, enter your PIN
                             number and access Voice Mail. There are no
                             complex button combinations or cryptic key
                             sequences required to program the unit.

  The S-310 Caller ID/Voice Mail Manager: The S-310 contains a number of helpful features that will simplify and enhance your use of Caller ID, Voice Mail, and CLASS features such as 3-Way Calling, Call Waiting and Call Forwarding. The S-310 allows the user to see at a glance, on the large 4-line display, all of the information they need to manage their calls, Caller ID records and Voice Mail. They gain the ability to connect to Voice Mail and play, delete or save their messages with the press of a single button. The user can screen calls-listen undetected-while caller leaves a message and the user can immediately connect live to important callers. A flashing indicator light also alerts the user that there is a message waiting. The S-310 will sell for $89.95 when it begins shipping in the first quarter of 1999.

  The S-310 also provides a complete Caller ID display allowing the user to screen incoming calls as well as see who may have called and not left a message when away from the telephone. The user can return the call, or call someone else in the directory, at the press of a button. If the user has subscribed to the new Caller ID on Call-Waiting service the S-310 will display who the new caller is while the user is on the first call. If the user has Call Disposition service the user can immediately send new callers to Voice Mail, inform the caller that the user would like them to hold, conference the caller in with the current caller or switch between callers at the touch of a button. Some of the unique features of the S-310 are described below:


           Feature                                Benefit
------------------------------------------------------------------------------
  Battery-free memory backup The S-310 retains all the information you've programmed into it as well as all the directory
                             and Caller ID records. There is no need to
                             reprogram the unit if the power fails or if you
                             move it.
------------------------------------------------------------------------------
  120 name/number memory     Store recent names and numbers to keep track of
                             callers who hung up without leaving a message.
                             Names and numbers can also be stored in a
                             directory to be used to quickly look up and dial
                             at the touch of a button.
------------------------------------------------------------------------------
  Extra large 4 line display Large characters are easily read at a distance making it easy to decide whether to take a call.
                             Optional back light improves visibility even at
                             night.
------------------------------------------------------------------------------
  Screen calls with Caller   The large Caller ID display makes it easy to see
  ID or as the caller leaves who's calling, but when the call is blocked or
  a message                  out of area you'll still be able to screen the
                             call by listening in undetected as the caller
                             begins leaving their message. You can connect
                             with them at any time while they are leaving
                             their message.
------------------------------------------------------------------------------
  Convenient "soft keys"     The 3 buttons below the screen display
                             appropriate commands based on what the unit is
                             doing. Less buttons to manage means less
                             confusion. Software programmable means more power
                             and flexibility with built-in upgradeability for
                             the future.
------------------------------------------------------------------------------
  Self-verifying Voice Mail  The S-310 listens and learns as you follow the
  set up                     familiar process to dial in, enter your PIN
                             number and access Voice Mail. There are no
                             complex button combinations or cryptic key
                             sequences required to program the unit.
------------------------------------------------------------------------------
  Small footprint, big       The S-310 is the smallest fully featured adjunct
  features                   available. It takes up less desk space than a 3"
                             x 5" index card, yet it provides easy push button
                             management for Caller ID, Caller ID on Call
                             Waiting, Call Disposition, Voice Mail, messaging,
                             outgoing call management, directory storage, and
                             all the CLASS features such as 3-Way, call
                             forwarding, call return, etc.

 SmartMonitor Family

  SmartMonitor M-100: The SmartMonitor M-100 currently retails for $149.95. The M-100 is designed to meet the needs of mobile professionals who have a direct access office number and an answering machine. The M-100 enables users to screen incoming office calls from either their cellular or PCS telephone. When a caller dials the user's office number, SmartMonitor simultaneously rings the user's office number and cellular or PCS telephone. The user can optionally monitor calls as messages are being left on the user's office answering machine. The user can also elect to instantly connect to callers by simply pushing a button. A key benefit of the M-100 is that it enables users to be more accessible to their customers without disclosing their cellular or PCS numbers or the user's current location. Since the user's office telephone and Cellular or PCS telephone ring simultaneously, the user can answer either telephone without having to disable or enable any of the screening features of the M-100, an advantage over RBOC or LEC Call Forwarding. The following table lists the key features of the SmartMonitor M-100 and the benefits we believe they bring to the end customer:


           Feature                                Benefit
------------------------------------------------------------------------------
  Single number              Thanks to the M-100 you only need to give your
  accessibility              business customers and family members one number
                             to be able to reach you. Your callers are not
                             inconvenienced by the need to dial multiple
                             numbers to try and reach you.
------------------------------------------------------------------------------
  "Live" screen your office  With the M-100 you'll be able to screen your calls as the caller leaves calls by listening in undetected on your wireless
  a message                  phone, or your desk phone, as the caller begins
                             leaving their message. If it is someone you want
                             to speak to, simply press a key on your phone and
                             you'll be connected with them. If the call is not
                             important simply hang up while they finish
                             leaving their message
------------------------------------------------------------------------------
  Battery-free memory means  The M-100 retains all the information you've
  no batteries to replace    programmed into it such as your mobile number.
                             There is no need to reprogram the unit if the
                             power fails or if you move it.
------------------------------------------------------------------------------
  Simple voice prompted set  The M-100 is easy to set up by following the
  up with remote access      convenient human voice prompting. A PIN code
                             allows the user to securely call in and modify
                             settings, such as changing the remote number the
                             M-100 routes to.

  SmartMonitor M-200: Our SmartMonitor M-200 product, also known as the Mobile Phone Companion M-200, currently retails for $249.95. The M-200 is designed to meet the needs of high-end mobile professionals who have a direct access office number and RBOC or LEC Voice Mail or answering machines. When used with RBOC or LEC Voice Mail, the M-200 requires RBOC or LEC Three-Way Calling service. In addition to providing all the features and benefits of the SmartMonitor M-100, the SmartMonitor M-200 provides the following additional features.


           Feature                                Benefit
------------------------------------------------------------------------------
  Single number              Thanks to the M-200 you only need to give your
  accessibility              business customers and family members one number
                             to be able to reach you. Your callers are not
                             inconvenienced by the need to dial multiple
                             numbers to try and reach you.
------------------------------------------------------------------------------
  "Live" screen your office  With the M-200 you'll be able to screen your calls as the caller leaves calls by listening in undetected on your wireless
  a message                  phone, or your desk phone, as the caller begins
                             leaving their message. If it is someone you want
                             to speak to, simply press a key on your phone and
                             you'll be connected with them. If the call is not
                             important simply hang up while they finish
                             leaving their message
------------------------------------------------------------------------------
  Send callers back to Voice No need to try and write down an address or
  Mail to record detailed    directions while you are driving or when it is
  information                not convenient. The M-200 allows you to press a
                             key on your wireless phone and send the caller
                             back to Voice Mail. The caller can leave you the
                             detailed information you need while you safely
                             and conveniently finish your travels.
------------------------------------------------------------------------------
  Large, bright message      If you use telephone company Voice Mail, a large,
  waiting light              bright red light will flash whenever you have
                             messages waiting.
------------------------------------------------------------------------------
  Centralize your messages   The flexible M-200 will work with telephone
  in the messaging system    company, wireless, pager or even corporate Voice
  you prefer                 Mail services as well as an answering machine.
                             All calls end up in a single mailbox so no need
                             to check multiple mailboxes.
------------------------------------------------------------------------------
  Battery-free memory means  The M-200 retains all the information you've
  no batteries to replace    programmed into it such as your mobile number,
                             Voice Mail number and PIN. There is no need to
                             reprogram the unit if the power fails or if you
                             move it.
------------------------------------------------------------------------------
  Simple voice prompted set  The M-200 is easy to set up by following the
  up with remote access      convenient human voice prompting. A PIN code
                             allows the user to securely call in and modify
                             settings, such as changing the remote number the
                             M-200 routes to.


 SmartCenter Family

  Our C-120 product currently retails for $495.95 per unit and is a complete, multifunction, communications management platform designed to meet the needs of mobile, communications-dependent small office home office individuals. Our SmartCenter C-120 is an integrated communications management hardware device that fits under a telephone, connects to two analog telephone lines and provides four general purpose extensions for connecting personal office telephone equipment. The core building block of the C-120 is its efficient, feature rich, analog switching matrix, which provides many of the PBX-like functions of larger, more expensive switches. The configuration and management of the C-120 can be accomplished through either the convenience of a voice-prompted, touch-tone menuing interface or a graphical configuration software application running on a PC that can be connected to the C-120's serial interface. The C-120 can route, filter, prioritize and manage both incoming and outgoing calls through the use of its proprietary technology.

  Our SmartCenter C-120 product supports a number of features that provide a complete personal communications management system for mobile, communications-dependent individuals. These features are entirely dependent upon the specifications published by Bell Communications Research.

  Our SmartCenter C-120 product can be configured and managed through a customized, voice-prompted touch-tone menuing interface, either remotely or locally, or through SmartStart, the C-120's graphical configuration software application. Most basic features of the C-120 can be configured through voice-prompted touch-tone sequences, either from a local extension telephone or a remote telephone. Callers dialing in are required to enter a PIN to access the configuration menus, thus ensuring a secure communications environment. SmartStart, a graphical user interface, can be used to configure and manage the SmartCenter C-120. SmartStart is a full 32-bit Windows-based software application that can run under Windows 95, Windows NT and Windows 3.11 with 32-bit extensions. With SmartStart, the user can configure any number of "call handlers" and store them on a PC. A call handler is a set of instructions that directs the SmartCenter C-120 on how to handle an incoming call. Call handlers are created "visually" through the use of a call handler template editor. Once handlers are configured and downloaded, the SmartStart application can be terminated and the PC disconnected from the SmartCenter C-120. The following table lists the key features of our SmartCenter C-120 product and the benefits we believe they bring to the end customer:


           Feature                                Benefit
------------------------------------------------------------------------------
  Intelligent call routing   The C-120 provides a variety of options from
                             directly routing calls on or off-site, to
                             presenting callers with a menu of choices to self
                             direct their calls.
------------------------------------------------------------------------------
  Time of day, Day of week   A flexible scheduling system offers 3 separate
  scheduling                 greetings over 3 separate time intervals per day
                             each with a separate set of routing options to
                             allow you to tailor the C-120 to automatically
                             manage your calls 24 hours a day.
------------------------------------------------------------------------------
  Works with telephone       Working with a wide variety of messaging systems,
  company, corporate or      the A-200 can easily be configured to route
  wireless Voice Mail or     unanswered calls to phone company Voice Mail,
  answering machines         cell phone Voice Mail or a centralized corporate
                             system at another site. The C-120 can also work
                             with up to 4 standard answering machines.
------------------------------------------------------------------------------
  Filter calls based on      Independent of the auto attendant, the system can
  Caller ID, Distinctive     filter calls before a phone ever rings based on a
  Ring or Fax                table of Caller ID #s or distinctive ring. Faxes
                             can also be identified and directed to a locally
                             connected fax machine.
------------------------------------------------------------------------------
  Set up and administer the  A powerful, yet easy to use graphical software system using a combination package makes set up as easy as dragging and of Windows software voice  dropping call flow icons and system
  prompted touch tone        configurations. The system can also be managed
  interface                  using a friendly voice prompted touch tone
                             interface. A PIN code allows secure remote
                             administration.


  The A-200/400 Automated Attendant: Our A-200 product provides a complete automated attendant system for small businesses with enhanced features such as call filtering, scheduling, and fax handling for up to 2 incoming telephone lines. Our A-400 product provides the same features for up to 4 incoming telephone lines. Additional modules may be added, in 2 line increments, to a maximum of 10 lines. The A-200/400 Automated Attendant provides the user with a complete multi-line auto attendant that receives, sorts, routes and manages telephone calls 24 hours a day 7 days a week. The A-200 currently sells for $699.95 and the A-400 for $1,195.95. The A-200/400 presents a professional voice menu to the users callers, allowing them to efficiently route their calls to an appropriate destination that the user provides. The concept of a "Virtual" office with a single access number and different locations for each employee can be realized. The A-200/400 works with the Voice Mail service from the telephone companies, wireless telephone services pagers and a centralized corporate Voice Mail system. The A-200/400 is capable of inter-operating with mailboxes for an individual or can consolidate messages on all lines into a single telephone company Voice Mailbox that allows the user to eliminate the need to check multiple mailboxes. The A-200/400 provides single number accessibility to the user by any caller. Some of the unique features of the A-Series are described below:


          Feature                                 Benefit
------------------------------------------------------------------------------
 Intelligent call routing   The A-200/400 provides a variety of options from
                            directly routing calls on or off-site, to
                            presenting callers with a menu of choices to self
                            direct their calls.
------------------------------------------------------------------------------
 Time of day, Day of week   A flexible scheduling system offers 3 separate
 scheduling                 greetings over 3 separate time intervals per day
                            each with a separate set of routing options to
                            allow you to tailor the A-200 to automatically
                            manage your calls 24 hours a day.
------------------------------------------------------------------------------
 Works with telephone       Working with a wide variety of messaging systems,
 company, corporate or      the A-200 can easily be configured to route
 wireless Voice Mail or     unanswered calls to phone company Voice Mail, cell
 answering machines         phone Voice Mail or a centralized corporate system
                            at another site. The A-200 can also work with up
                            to 4 standard answering machines.
------------------------------------------------------------------------------
 Filter calls based on      Independent of the auto attendant, the system can
 Caller ID, Distinctive     filter calls before a phone ever rings based on a
 Ring or Fax                table of Caller ID #s or distinctive ring. Faxes
                            can also be identified and directed to a locally
                            connected fax machine.
------------------------------------------------------------------------------
 Complements telco Centrex  While Centrex, key systems and many PBXs don't
 services as well as key    offer Voice Mail or an auto attendant the A-200
 systems and PBXs           can bring all the benefits without requiring
                            costly system upgrades or replacements using
                            existing phone company services.
------------------------------------------------------------------------------
 Set up and administer the  A powerful, yet easy to use graphical software system using a combination package makes set up as easy as dragging and of Windows software voice  dropping call flow icons and system
 prompted touch tone        configurations. The system can also be managed
 interface                  using a friendly voice prompted touch tone
                            interface. A PIN code allows secure remote
                            administration.
------------------------------------------------------------------------------
 Expandable in 2 port       The basic 2 port A-200 unit can be expanded, in 2
 increments up to 10 lines  port increments up to 10 ports, more than enough to manage a large volume of inbound calls.


Core Technology

  We have developed a number of technology building blocks which we believe enable us to relatively quickly and efficiently develop new hardware and software personal communications management products. Our most important hardware building block is the low cost, highly flexible analog-switching core. In addition to implementing the basic PBX-like switching function, this circuit implements additional higher level PBX features such as Dial Tone Multiple Frequency detection/generation, silence detect, full/half duplex separation and call progress monitoring. Another key hardware building block is the automatic gain recovery circuitry, used to dynamically control the voice quality and volume between two central office lines that are connected together in either a half duplex or full duplex manner. We believe that this circuit significantly reduces any line loss, which might result in poor signal quality upon the connection of the two central office lines. We believe that the nature of our core technology will enable us to implement our strategy of developing a broad line of personal communications management products.

  We have a library of telephony-based software algorithms and application programming interfaces which provide the basis of all the features in SmartCenter, SmartMonitor and SmartScreen. These algorithms and application programming interfaces work in conjunction with the hardware to provide unique functionality.

Sales and Marketing

  Since March 1996, we have introduced three product lines that are designed to address specific market segments and customers. Our products are sold to residential RBOC and LEC Voice Mail customers, mobile professionals and small office home office professionals and professionals in corporate satellite offices. We have identified distribution channels for each of these product lines and intend to market to these channels accordingly.

  Our SmartScreen product line is targeted at residential RBOC and LEC Voice Mail customers. We believe that the primary channels of distribution for our SmartScreen family are RBOCs and LECs. Our strategy is to encourage these telephone companies to co-brand with us, market and sell SmartScreen products to their voice mail subscribers at discounted prices and/or on favorable terms to enhance the benefits of RBOC and LEC voice mail in order to retain their existing subscribers or acquire new subscribers. In May 1997, we entered into a marketing agreement with Pacific Bell to market a co-branded version of our S-100 product to Pacific Bell's residential voice mail customers. We believe that our current relationship with Pacific Bell and the future relationships with the other RBOCs and LECs which we intend to establish in connection with marketing our SmartScreen family of products will aid us in developing the telephone companies as a distribution channel for our other products, the SmartCenter C-120, the SmartCenter A-200/400, the SmartMonitor M-100 and the SmartMonitor M-200.

  Our SmartMonitor product line is targeted at mobile professionals. The SmartMonitor M-100 is designed for mobile professionals who use answering machines and the SmartMonitor M-200 is designed for mobile professionals who use RBOC or LEC Voice Mail. We believe that the primary channel of distribution for the M-100 is the network of retailers, dealers and distributors currently marketing cellular and PCS telephones and the primary channels of distribution for the M-200 are RBOCs and LECs. Because mobile professionals use cellular and PCS telephones and pagers, we also intend to pursue relationships with the wireless operations of RBOCs and LECs.

  Our SmartCenter product line is targeted at small office home office professionals and professionals in corporate satellite offices that need to be integrated into the corporate communications infrastructure. We believe the primary sales distribution channel for the C-120 targeted at small office home office professionals is office supply retailers. We believe the primary sales channel for the C-120 targeted at corporate satellite offices is direct from us or through value added resellers.

  In addition to the foregoing targeted distributed channels, in order to make our products more widely available to end-users we also market our products through catalogs targeted at telephone customers.

Manufacturing

  Our manufacturing operations consist of final integration and test of our products at our facilities, in order to maintain overall product quality. We subcontract the manufacture of all of the subassemblies of our SmartCenter product on a sole source basis offshore to CT Continental (for circuit board fabrication) and Wellex Corporation (for circuit board assembly). We subcontract the manufacture of the subassemblies of our SmartMonitor product on a sole source basis to Wellex Corporation (for circuit board assembly) and AC International, Inc. (for circuit board fabrication). We are currently subcontracting the subassemblies of SmartScreen on a sole source basis to CT Continental offshore. We believe that there are alternative contract manufacturers which could produce such subassemblies, but we are not currently pursuing agreements or understandings with such alternative sources. To date, the contract manufacturers have not been required to assemble and deliver material quantities of subassemblies of any of our current products. Sole source integrated circuit suppliers include but are not limited to Motorola, Inc., Texas Instruments, National Semiconductor Corporation, Exar Corporation and DSP Technology, Inc. We cannot assure you that such contract manufacturers or sole source integrated circuit suppliers will be able to supply us with sufficient quantities of subassemblies or components in a timely manner. If a contract manufacturer or sole source supplier were unable to assemble or deliver our subassemblies or components in a timely manner, for any reason, our business, financial condition and results of operations would be materially adversely affected. In the event of a reduction or interruption of supply to us of such subassemblies or components, it could take a significant period of time for us to qualify alternative suppliers, redesign the product as necessary and commence manufacturing. Our inability to obtain sufficient quantities of subassemblies or sole or limited source components in the future or to develop alternative sources in the future, could result in delays in product introductions or shipments, which could have a material adverse effect on our business, financial condition and results of operations.

Research and Development

  Since our inception, we have made a substantial investment of approximately $5,670,000 through December 31, 1998 in the research and development of our core technology. This investment has resulted in the creation of the modular hardware and software technology which we have utilized in our three product lines: SmartCenter, SmartMonitor and SmartScreen. We intend to continue to leverage this core technology to develop additional products to broaden our product line. While we believes that our future success, if any, will depend in large part on our ability to develop additional products that meet the unique needs of each RBOC or LEC, we expect to continue to derive substantially all of our revenues, if any, over the next 12 months from the sale of our existing products. As of December 31, 1998, our product development staff consisted of three engineers. We also utilize consultants on a project basis from time to time. Our total expenses for research and development for the years ended December 31, 1998 and 1997 and for the period from inception to December 31, 1998 were $929,542, $1,385,544 and $5,668,803, respectively.

Competition

  The market for communications products is highly competitive and characterized by rapid technological change, frequent new product introductions, short product life cycles, evolving industry standards and significant price erosion over the life of a product. We believe that the principal competitive factors affecting this market include:

  . product features;

  . compatibility with a wide variety of switching configurations;

  . price;

  . ease of use;

  . quality;

  . customer service and support;

  . company and product reputation;

  Within specific ranges of functionality, we experience and expect to continue to experience competition from many sources, including but not limited to:

  . companies that provide communications management services, such as Priority Call Management, Inc., Wildfire Communications, MCI, AccessLine Technologies, Inc. and RBOCs such as Ameritech Corporation and U.S. West;

  . companies that directly provide personal communications management products, such as Bogen Communications, Inc., Beond Communications, Centrepoint s/w Technologies, Incorporated, Datacom, Jetstream Communications, Inc. and Notify Corporation;

  . large consumer electronics companies that offer telephony products, such as enhanced answering machines, including AT&T Corporation, Sony Corporation, Panasonic Company and others;

  We believe that there will be intense competition between companies that provide communications management services, such as RBOCs, and companies that directly provide communications management products.

  Most of our present and potential competitors have substantially greater financial, marketing, technical and other resources than we have. Furthermore, we also expect to compete with companies that have substantial manufacturing, marketing and distribution capabilities, areas in which we have limited or no experience. Increased competition, direct and indirect, could materially adversely affect our revenues and profitability through pricing pressure and loss of market share. There can be no assurance that we will be able to compete successfully against existing and new competitors as the market evolves and the level of competition increases. If we fail to compete successfully against existing and new competitors there would be a material adverse effect upon our business, financial condition and results of operations.

  Current and potential competitors have established and may establish cooperative relationships with third parties to increase the ability of their products to address the needs of our prospective customers. To the extent such third parties enter into such relationships with our competitors, such third parties are likely to be unable or unwilling to enter into similar relationships with us. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than we will be able to. We cannot assure you that these competitive pressures will not materially adversely affect our business, financial condition and results of operations.

Intellectual Property Rights

  We rely upon a combination of patents, trademarks and non-disclosure agreements in order to establish and protect our proprietary rights. We have received one patent, another patent is pending and we have filed applications for certain patents covering our current products and we intend to continue to file applications, as appropriate, for any of our future products. We cannot assure you that patents will issue from any of our pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the right granted thereunder will provide proprietary protection to us. Since United States patent applications are maintained in secrecy until patents issue and since the publication of inventions in technical or patent literature tend to lag behind such inventions by several months, we cannot be certain that we were the first creator of inventions covered by our pending patent applications, that we were the first to file patent applications for such inventions or that we are not infringing on the patents of others.

  We have in the past and intend in the future to trademark some of our proprietary product names and logos and claim copyright protection for our proprietary software. We cannot assure you that we will obtain additional trademarks or that any copyright protection will be adequate. It may be necessary for us to pursue litigation against others to enforce our patents, if issued, trademarks, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations regardless of the final outcome of such litigation. Despite our efforts to safeguard and maintain our proprietary rights, there can be no assurance that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent, as do the laws of the United States. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, we cannot assure you that these efforts will be successful. In the absence of effective protection of its intellectual property, we cannot assure you that third parties will not develop and market copies of our products.

  We have received letters from two third parties asserting certain patents for various telephone call processing products and seeking to enter into licensing agreements with us with respect to such patents. We have had discussions with one of the parties and have reached an understanding as to a licensing agreement. We are currently reviewing the second matter to determine the need for any such licensing agreements. We cannot assure you that SoloPoint will not be obligated to defend itself in court against allegations of infringement of third-party patents or that SoloPoint would prevail in any such litigation seeking either damages or an injunction against the sale of its products. An adverse outcome in such a suit could subject SoloPoint to significant liabilities to third parties, require disputed rights to be licensed from third parties or require SoloPoint to cease using such technology.

Personnel

  As of December 31, 1998, we employed 12 people on a full-time basis. Of these, three were responsible for research and development, two were in customer support and quality assurance, three were responsible for sales and marketing, two were responsible for finance and administration and two were responsible for operations. We also utilize consultants to fulfill certain projects in the area of engineering as well as corporate marketing. Our employees are not represented by a union and we consider our relationship with our employees to be good.

  Our future success depends substantially upon the efforts of certain of our executive officers and key technical and other employees, none of whom are covered by key man life insurance. Edward M. Esber, Jr. joined SoloPoint in October 1995 as President, Chief Executive Officer, Chief Financial Officer and Director. In January 1998 Mr. Esber was elected as Chairman of the Board and relinquished his responsibilities as President & CEO. Arthur G. Chang joined SoloPoint in February 1996 as Chief Operating Officer and Vice President of Research and Development. In January 1998 Mr. Chang was elected President and CEO. Donald Nanneman joined SoloPoint in January 1997 as Vice President of Marketing. Ronald J. Tchorzewski joined SoloPoint in October 1996 as Vice President of Finance and in July 1997 was elected to the position of Chief Financial Officer.

  Our ability to successfully market and distribute our existing and any future personal communications management products will require us to attract, retain and motivate additional key employees, including product support, research and development and sales and marketing personnel. We cannot assure you that we will be successful in achieving any of these goals, and our failure to do so would have a material adverse effect on our business, financial conditions and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

  We lease approximately 8,200 square feet in a facility in Los Gatos, California. Our facility is subject to a lease which expires in September 1999. Our current monthly rent is approximately $7,852. We believe that our current facilities are sufficient to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Since SoloPoint's initial public offering on August 6, 1996, SoloPoint's Common Stock has been traded on the NASDAQ "Small Cap" Market System under the symbol "SLPT". As of December 31, 1998 there were 2,076,455 shares of Common Stock outstanding and 35,000,000 shares of Common Stock were authorized.

  The following table sets forth the range of the high and the low closing sales price for each of the periods indicated for shares of SoloPoint's Common Stock.

  1998

   Quarter Ended                                                   High   Low
   -------------                                                  ------ ------
     March 31, 1998.............................................. $ 4.50 $ 2.00
     June 30, 1998............................................... $ 3.00 $ 1.00
     September 30, 1998.......................................... $ 1.75 $ 0.59
     December 31, 1998........................................... $ 9.00 $ 0.22

  1997
   Quarter Ended                                                   High   Low
   -------------                                                  ------ ------
     March 31, 1997.............................................. $13.52 $ 7.00
     June 30, 1997............................................... $14.00 $ 6.52
     September 30, 1997.......................................... $15.24 $ 7.52
     December 31, 1997........................................... $10.24 $ 3.00

  1996
   Quarter Ended                                                   High   Low
   -------------                                                  ------ ------
     September 30, 1996 (from August 6, 1996).................... $21.36 $10.44
     December 31, 1996........................................... $14.00 $ 7.00

  As of March 24, 1999 there were 100 holders of record of Common Stock.

Dividend Policy

  SoloPoint has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future. SoloPoint intends to retain earnings, if any, for future growth and expansion of its business.

Recent Sales of Unregistered Securities

  Information required by this item, recent sales of unregistered securities, will be contained in SoloPoint's Notice of 1999 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following section contains forward-looking statements that involve risks and uncertainties, including those referring to:

  . the period of time SoloPoint's existing capital resources will meet the Company's future capital needs;

  .  SoloPoint's future operating results;

  .  market acceptance of SoloPoint's products;

  .  SoloPoint's efforts to establish and maintain distribution partners;

  .  the development of new products; and

  . SoloPoint's planned investment in the marketing and distribution of its current products and research and development with regard to future products.

SoloPoint's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

  .  the ability of SoloPoint to obtain additional funding;

  . dependence on market acceptance of multifunction personal communications management products;

  .  dependence on a limited number of customers;

  .  lack of significant sales and distribution channels;

  .  SoloPoint's ability to timely develop new products;

  . business conditions and growth in the personal communications management industry and general economy;

  . competitive factors, such as rival providers of personal communications management products and services and price pressures;

  .  compatibility with a wide variety of switching configurations;

  .  reliance on sole source contract manufacturers and component suppliers;

  .  dependence on a limited number of key personnel;

  .  rapid technological changes;

as well as other factors set forth elsewhere in this Form 10-KSB.

  To date, SoloPoint's working capital requirements have been met through the sale of equity and debt securities and minimal revenues from product sales. SoloPoint has sustained significant operating losses in every fiscal period since inception and expects to incur substantial quarterly operating losses at least through the end of calendar year 1999 and possibly longer. SoloPoint has insufficient cash to continue its operations beyond June 1999 at its projected level of operations. SoloPoint's ability to continue as a going concern is dependent upon it successfully raising additional equity or debt financings and, ultimately, upon achieving profitable operations. However, we cannot assure you that additional funding will be available to us on acceptable terms, if at all, or that we will achieve profitable operations.

 Results of Operations

Net Revenues

  Since inception, SoloPoint's focus has been on the design and development of personal communications management solutions for communications-dependent individuals. We introduced our first product, SmartCenter, at the end of March 1996 with the initial shipment of our second product, SmartMonitor, at the end of September 1996. We recorded our initial revenues in the quarter ended June 30, 1996. The majority of our products currently have a 30-day, unconditional, money-back guarantee. Revenue is recognized when products are shipped and the 30-day money-back guarantee period has lapsed. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of revenue and accounts receivable.

  Net revenues for the year ended December 31, 1998, were $571,791 compared to $492,260 for the year ended December 31, 1997, a 16% increase. The increase in net revenues is mainly attributable to revenues from the introduction of the Message Waiting Light S-25 introduced in the third quarter of 1998 as well as sales of the SmartScreen S-100 for the full year of 1998 under a joint marketing agreement with Pacific Bell as compared to only several months of activity in 1997 under this agreement.

Dependence on Key Customers

  During the year ended December 31, 1998, two customers accounted for approximately 47% and 18% of SoloPoint's net revenues. We cannot assure you that these customers will continue to order similar volume of product from us. A significant reduction in sales volume attributable to the loss of any of our customers, or our inability to collect accounts receivable from any major customer could have a materially adverse effect on our business, financial condition and results of operations.

Cost of Sales

  Cost of sales, which consists mainly of product cost and an increase in inventory reserves for the year ended December 31, 1998 was $634,141, which was 111% of revenue as compared to $940,822 which was 191% of revenues for the year ended December 31, 1997. The high percentage of cost of sales for the year ended December 31, 1998 was primarily due to an increase in inventory reserves of approximately $207,000 during the fourth quarter of 1998 and $600,000 during the fourth quarter of 1997. The increase in inventory reserves in 1998 primarily related to SoloPoint's SmartMonitor M-100 product inventory and was done principally as a result of SoloPoint's change in distribution strategy and lower than anticipated sales in 1998. The increase in inventory reserves in 1997 primarily related to the SmartCenter C-120 product inventory and was done principally as a result of our change in distribution strategy and lower than anticipated sales for 1997. Cost of sales without the reserve adjustment would have been 75% of revenue for the year ended December 31, 1998 and without the reserve adjustment for the year ended December 31, 1997 would have been 69% of revenue. Cost of sales for the year ended December 31, 1998 was impacted by a price reduction during the second quarter of 1998 on the SmartScreen S-100 as well as low priced units sold to customers for field trial tests.

Operating Expenses

  Research and Development Research and development expenses, which consist primarily of personnel related and consulting expenses, were $929,542 for the year ended December 31, 1998 as compared to $1,385,544 for the year ended December 31, 1997. This decrease of 33% resulted from a combination of lower personnel related expenses, reduced use of outside consultants and lower recruitment expense. SoloPoint anticipates that research and development expenses may increase slightly in the foreseeable future should we expand our existing product line.

  Sales and Marketing Sales and marketing expenses which consist primarily of advertising, public relations, marketing communications, conferences and trade shows, travel and personnel expenses were $625,286 for the year ended December 31, 1998 as compared to $1,696,021 for the year ended December 31, 1997. This decrease of 63% is primarily due to decreased expenses related to a reduction in personnel and related costs as well as reduced advertising and marketing efforts, less attendance at trade shows and conferences due to SoloPoint's new channel focus and fewer free samples provided to prospective customers. We anticipate that sales and marketing expenses may increase in future periods based upon the recent introduction of our S-310 product as well as future product introductions.

  General and Administrative General and administrative expenses which include personnel, professional services, bad debt, depreciation, allocation of overhead and consultant expenses were $1,163,480 for the year ended December 31, 1998, as compared to $1,175,223 for the year ended December 31, 1997. This decrease of 1% is primarily due to a decrease in bad debt and depreciation expense offset by increased facility expenses and the higher professional services costs. We anticipate that general and administrative expenses may grow in absolute dollars, but may decrease as a percentage of revenue, as we add the infrastructure necessary to accommodate expanded operations and to support a growing customer base.

Other Income (Expense)

  Other income is comprised primarily of interest income on cash balances. We completed a secondary offering of our common stock in January 1998 securing net proceeds of $3.5 million. The net proceeds from the offering earned interest through investment in money market funds. For the year ended December 31, 1998 we earned interest income of $108,284 compared with interest income of $73,028 for the year ended December 31, 1997. The increase in interest income from 1997 to 1998 of $35,256 or 48% was the result of higher average cash balances. This was offset by interest expense of $32,980 for the year ended December 31, 1998 and interest expense of $43,057 for the year ended December 31, 1997.

Provision for Income Taxes

  There was no provision for federal or state income taxes for the years ended December 31, 1998 and December 31, 1997 as SoloPoint incurred net operating losses. At December 31, 1998, SoloPoint had federal and state net operating loss carryforwards of approximately $7,700,000. We also had federal and state research and development tax credit carryforwards of approximately $150,000 and $75,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 1998 through 2018, if not utilized. The utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code"), as amended, and similar state provisions. If an ownership change were to occur, net operating loss and tax credit carryforwards could expire before utilization. For financial reporting purposes, a valuation allowance of $5,900,000 has been recorded to offset deferred tax assets recognized under the Financial Accounting Standards No. 109, "Accounting for Income Taxes," primarily related to the net operating loss carryforwards and capitalized research and development expenses.

Liquidity and Capital Resources

  As of December 31, 1998, SoloPoint had cash of $1,005,845 and working capital of $975,728 as compared to cash of $65,858 and a working capital deficit of $(115,670) at December 31, 1997. We used cash of $2,592,707 in our operating activities for the year ended December 31, 1998. Principal uses of cash in operating activities were to fund the Company's net loss, an increase in inventories of $60,844 as well as a decrease in accounts payable and other liabilities of $357,381. We used $77,155 of cash in investing activities to purchase furniture and equipment. Cash provided by financing activities was principally the result of the proceeds of our secondary offering of $3.5 million and $100,000 in cash from a bank line of credit.

  We expect to incur additional substantial losses at least through the end of calendar year 1999. However, we will need to seek additional funding during calendar 1999. In the absence of receiving additional funding, we anticipate that its existing capital resources and cash generated from operations, if any, will be adequate to meet the Company's cash requirements only for the next six months at our anticipated level of operations. Failure to obtain funding would have a material adverse effect on our business, financial condition and results of operations. We have a $1,500,000 line of credit with Silicon Valley Bank, which is based upon accounts receivable. Subject to meeting certain covenants we are entitled to borrow up to 80% of the value of our eligible accounts receivable at an interest rate equal to the prime rate plus 1%. This line of credit is available through March 1999 for $1,000,000. As of December 31, 1998 we had drawn down $100,000 under this line of credit. We are in the process of renewing the line of credit with Silicon Valley Bank under similar terms. As of December 31, 1998 we did not have any significant commitments for capital or other expenditures.

  SoloPoint's capital requirements depend on many factors including market acceptance of our products, the amount of money we devote to research and development of new and enhanced products, the amount of money we devote to increased marketing and sales activities, the amount of inventories we carry and other factors. We received a report from our independent auditors on their audit of our financial statements as of December 31, 1998 containing an explanatory paragraph that describes the uncertainty as to SoloPoint's ability to continue as a going concern due to our lack of sufficient cash to meet our projected operating expenditures for the next twelve months. As noted above, we will need to seek additional equity or debt financing during 1999. The sale of additional equity or convertible debt securities could result in additional dilution to SoloPoint's shareholders. We cannot assure you that financing will be available in amounts or on terms acceptable to SoloPoint, if at all.

Future Operating Results

  Since our inception in 1993, we have incurred significant losses, have had substantial negative cash flow, and have realized limited revenues. At December 31, 1998, we have an accumulated deficit of $14,772,002, and have incurred operating losses of $2,780,658 and $4,705,350 for the years ended December 31, 1998 and 1997, respectively. We expect to continue to incur substantial operating losses at least through our fiscal year ending December 31, 1999.

 Potential Fluctuations in Quarterly Results

  We have experienced and expect to continue to experience fluctuations in operating results. Fluctuations in our operating results may result in volatility in the price of our common stock. Our operating results may fluctuate as a result of many factors, including:

  . the volume and timing of orders received or product returns, if any, during the period;

  . the timing of commercial introduction of future products and enhancements;

  . competitive products and the impact of price competition on our average selling prices;

  . product announcements by us and our competition;

  . our level of research and development and sales and marketing activities;

Many of these factors are beyond our control. In addition, due to the short product life cycles that characterize the personal communications management market, our failure to introduce competitive new and enhanced products in a timely manner would have a material adverse effect on our business, financial condition and results of operations.

  Our operating and other expenses are relatively fixed in the short term. As a result, variations in timing of revenues, if any, will cause significant variations in our quarterly results of operations. Notwithstanding the difficulty in forecasting future sales, we generally must undertake our sales and marketing and research and development activities and other commitments months or even years in advance. Accordingly, any shortfall in product revenues, if any, in a given quarter may materially adversely affect our business, financial condition and results of operations due to our inability to adjust expenses during a quarter to match the level of product revenues, if any, for that quarter. In addition, our sales expectations are based entirely on our internal estimates of future demand. Due to these and other factors, we believe that quarter to quarter comparisons of our results of operations are not necessarily meaningful, and should not be relied upon as indications of future performance.

Risk Factors

  Year 2000 Compliance The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define years.

  We have developed a three-phase approach to eliminate Year 2000 exposures. The first phase is to identify those applications and systems as well as third party relationships that have exposure to disruption in operations due to Year 2000 issues. The second phase is the development and implementation of action plans in all areas prior to December 31, 1999 to achieve Year 2000 compliance. The final phase is the testing or certification of testing each of the major areas of exposure to ensure Year 2000 compliance. It is our intention to complete all phases of the approach before December 31, 1999.

  We have identified three areas which we determined to be key for successful Year 2000 compliance. The first area includes financial and administrative informational system applications reliant on system software. The second area includes any of our products that rely on date information. The third area includes exposures that may exist in other companies that SoloPoint relies upon in third party relationships.

  Relating to the first key area we are having discussions with our software vendors to determine the areas of Year 2000 exposure. These are suppliers of software for our internal financial systems and internal systems network. Both our internal financial systems and internal systems network are unmodified, off-the-shelf software products. Based on discussions to date, our external software vendors have Year 2000 compliant versions of these products available and we plan to purchase and implement upgrades to the Year 2000 compliant versions in the second quarter of 1999.

  We have reviewed our product line and determined that one product is impacted by the Year 2000 issue. We have identified a solution that corrects the issue. We plan to complete implementation and testing of the solution during the second quarter of 1999. We are also planning on discussing with our major customers, the RBOCs and LECs, whether their internal systems have any Year 2000 exposure which would preclude their customers from using our products.

  We also plan to contact and discuss with third party vendors our reliance on their assurance of Year 2000 compliance. We generally do not have contractual rights with third party vendors should their equipment or software fail due to Year 2000 issues. We outsource the manufacture of nearly all of our products and the failure of any one of our subcontract manufacturers to continue to perform on their obligations to us could severly disrupt our ability to carry on our business. We also rely on phone companies, long distance carriers, financial institutions and electric companies and the failure of any one of these could also severely disrupt our ability to carry on our business.

  As of December 31, 1998 we have identified the costs related to replacing or testing the systems and applications mentioned as part of our internal financial systems and internal systems network. This cost is estimated to be less than $1,000. We have also identified the cost components related to correcting the Year 2000 problem on our one product and estimate that the cost to complete that correction will be less than $5,000. We have not completed our efforts to contact third party vendors and confirm their Year 2000 compliance but do not expect the cost of this effort to be significant. We derived these estimates using a number of assumptions, including the assumption that we have already identified our most significant Year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of our Year 2000 review and remediation efforts to date, our planned upgrade to Year 2000 compliant internal financial and networking systems in the second quarter of 1999, and the activities that remain to be completed, we do not consider contingency planning to be necessary at this time.

  The Year 2000 cost from the interruption of our current vendors and suppliers is unknown. Any interruption of product supply which impacts our ability to deliver product to our customers could have a negative impact on our results of operations. The cost of the interruption is unidentifiable at this point but would be impacted by the type and timing of the interruption. We are making efforts to avoid these potential issues but we cannot assure you that we will receive full cooperation from our suppliers to prevent such events. The most likely worst case scenario is that our third party subcontract manufacturers could not provide us with any services or subassemblies and we would be unable to ship any products.

  Going Concern Assumptions; Future Capital Needs Uncertain; No Assurance of Future Financing SoloPoint has incurred cumulative net losses of $14,738,885 as of December 31, 1998. We will require additional funding in 1999. If we are unable to secure additional funding, we anticipate that our capital resources and cash generated from operations, if any, will be sufficient to meet our cash requirements for only the next six months at our anticipated level of operations. Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations and our level of operating expenses, none of which can be predicted with any certainty. We intend to seek additional funding during the next six months and will possibly seek additional funding after that time. We cannot assure you that any additional financing will be available on acceptable terms, if at all when we need such financing. Moreover, if additional financing is unavailable, we could be required to reduce or suspend our operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors.

  Recent Product Introductions; Emerging Market; Dependence on Market Acceptance of Products; Lack of Adequate Marketing Resources We have only recently introduced our current products and to date we have received only limited revenue from the sale of these products. The market for personal communications management products is only beginning to emerge, and there can be no assurance that it will develop sufficiently to enable us to achieve broad commercial acceptance of our products. Because this market is relatively new and because our current and any future competitors are likely to introduce a variety of competing products and services, it is difficult to predict the rate at which this market will grow, if at all, or the degree of market penetration we will be able to achieve, if any. To date, the market for personal communications management products has developed at a significantly slower rate than we had originally anticipated. If the personal communications management market fails to grow or grows at a slower rate than we currently anticipate, or if we fail to achieve sufficient market penetration, our business, financial condition and results of operations will be materially adversely affected. Even if the market for personal communications management products does grow, we cannot assure you that our current products or any future personal communications management products introduced by us will achieve commercial acceptance within such a market. Marketing newly introduced products such as ours in a developing market requires extensive financial resources and marketing efforts. To date, we have not had sufficient financial resources to adequately market its products and we cannot assure you that we will be able to secure sufficient funds to enable us to adequately market our products.

  Risks Associated with Strategic Relationships We believe that our future success, if any, will be largely dependent on our ability to either sell our products to or enter into joint marketing arrangements with RBOCs and LECs in the United States. In particular, we believe that certain of our products can be sold profitably only if they are sold to or in conjunction with RBOCs and LECs. Selling a product to or entering into a marketing relationship with an RBOC or LEC is generally a lengthy process. Failure by us to develop significant relationships with RBOCs and LECs would have a materially adverse effect on our business and operating results. We have entered into a marketing agreement with Pacific Bell which calls for Pacific Bell to market a co-branded version of our SmartScreen S-100 product. There can be no assurance that the marketing agreement with Pacific Bell will be successful or that we will be able to establish relationships with other RBOCs. Even if we are successful in establishing alliances or relationships with RBOCs, LECs or other strategic partners, we cannot assure you that such alliances or relationships will result in an increase in our distribution channels or product revenues or otherwise provide any benefit to us. In addition, our strategic partners may be in direct or indirect competition with us or among each other. The presence of potential or actual conflicts of interest could materially adversely affect our relationships with potential strategic partners, which in turn could have a material adverse effect on our business, financial condition and results of operations.

  Dependence on Limited Number of Customers During the year ended December 31, 1998, two customers accounted for approximately 47% and 18% of our net revenues. We expect that sales to relatively few customers will continue to account for a significant percentage of our revenues for the foreseeable future. Substantially all of our sales are made on a purchase order basis, and none of our customers have entered into an agreement requiring them to purchase our products. The loss of, or any reduction in orders or returns of product from a current customer could have a material adverse effect on our business, financial condition and results of operations in the near term.

  SoloPoint's ability to increase its sales will depend in part upon its ability to obtain orders from new customers. In this regard, we intend to expand our efforts to sell to RBOCs and LECs. We have had only nominal sales to one RBOC to date and we cannot assure you that we will make significant sales to any RBOC or LEC in the future. In the event that such sales do not materialize, our business, financial condition and results of operations would be materially adversely affected.

  Delisting of Securities from the Nasdaq Market; Limited Liquidity of Trading Market Our shares are quoted on the Nasdaq SmallCap Market. The Nasdaq Small-Cap Market is a significantly less liquid market than the Nasdaq National Market. If we continue to experience losses from operations, we may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market. Trading, if any, in our common stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. Nasdaq has recently promulgated new rules which make continued listing of companies on the Nasdaq SmallCap Market more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. We have in the past had discussions with Nasdaq regarding our ability to meet certain minimum net asset requirements. In addition, if our common stock were removed from the Nasdaq SmallCap Market, our common stock would be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in our common stock. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in our common stock and the ability of purchasers of our common stock to sell any of our stock they own in the secondary market. In addition, because the market price of our common stock is less than $5.00 per share, we may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. Such rules may further limit the market liquidity of our common stock.

  Forward-looking Statements This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be deemed to include the following:

Our plans to:

  . create a line of personal communications management products,

  . establish strategic alliances and business relationships,

  . implement a multichannel distribution strategy,

  . expend resources to create end-user demand and brand name recognition and

  . file additional patent applications.

These forward-looking statements may also be deemed to include our expectations concerning factors affecting the market for our current products and any future personal communications management products we may develop, including growth in the personal communications management product marketplace, the dependence of mobile individuals on the ability to manage business communications effectively in a mobile environment and the shortcomings of commercially available personal communications management products. Our actual results could differ from those projected in any forward-looking statements for the reasons detailed in the other sections of this Form 10-KSB. These forward-looking statements are made as of the date of this Form 10-KSB and we assume no obligation to update these forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SoloPoint, Inc.

  We have audited the accompanying balance sheets of SoloPoint, Inc. (a development stage company) as of December 31, 1998 and 1997 and the related statements of operations, redeemable convertible preferred stock and shareholders' equity and cash flows for the years then ended and for the period from inception (March 26, 1993) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SoloPoint, Inc. (a development stage company) at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended and for the period from inception (March 26, 1993) to December 31, 1998 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that SoloPoint, inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses since inception and has insufficient cash to continue its operations beyond June 30, 1999 at its projected level of operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ Ernst & Young LLP

Palo Alto, California
February 12, 1999

                                SoloPoint, Inc.
                         (a development stage company)

                                 BALANCE SHEETS

                                                           December 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
Assets
Current assets:
  Cash.............................................. $  1,005,845  $     65,858
  Accounts receivable, net of allowances of $116,997
   in 1998 and $188,233 in 1997.....................      152,577       163,586
  Inventories.......................................      256,954       403,529
  Other current assets..............................       72,788        29,876
                                                     ------------  ------------
Total current assets................................    1,488,164       662,849
Furniture and equipment, at cost:
  Computers and software............................      275,150       275,150
  Furniture and fixtures............................      280,763       203,609
                                                     ------------  ------------
                                                          555,913       478,759
  Accumulated depreciation and amortization.........      408,838       320,032
                                                     ------------  ------------
                                                          147,075       158,727
Deposits and other assets...........................       37,997       325,407
                                                     ------------  ------------
Total assets........................................ $  1,673,236  $  1,146,983
                                                     ============  ============
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable.................................. $    239,978  $    678,380
  Accrued compensation..............................       12,433        33,294
  Bank line of credit...............................      100,000           --
  Notes payable, current portion....................       53,696        41,537
  Deferred revenue..................................       58,145         9,017
  Other accrued liabilities.........................       48,184        16,291
                                                     ------------  ------------
Total current liabilities...........................      512,436       778,519
Notes payable, non-current portion..................       36,123        96,776
Commitments and contingencies
Shareholders' equity:
  Common stock, no par value:
    Authorized shares--35,000,000
    Issued and outstanding shares--2,076,455 in 1998
     and 876,455 in 1997............................   15,956,449    12,423,836
  Deficit accumulated during the development stage..  (14,772,002)  (12,066,648)
  Notes receivable from shareholders................      (59,770)      (85,500)
                                                     ------------  ------------
Total shareholders' equity..........................    1,124,677       271,688
                                                     ------------  ------------
Total liabilities and shareholders' equity.......... $  1,673,236  $  1,146,983
                                                     ============  ============

                            See accompanying notes.

                                SoloPoint, Inc.
                         (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                  Period From
                                                                   March 26,
                                                                      1993
                                                                  (Inception)
                                        Year Ended December 31,     Through
                                        ------------------------  December 31,
                                           1998         1997          1998
                                        -----------  -----------  ------------
Net revenues..........................  $   571,791  $   492,260  $  1,444,164
Cost of sales.........................      634,141      940,822     1,864,013
                                        -----------  -----------  ------------
    Gross margin......................      (62,350)    (448,562)     (419,849)
Costs and expenses:
  Research and development............      929,542    1,385,544     5,668,803
  Sales and marketing.................      625,286    1,696,021     3,943,287
  General and administrative..........    1,163,480    1,175,223     4,881,094
                                        -----------  -----------  ------------
Total costs and expenses..............    2,718,308    4,256,788    14,493,184
                                        -----------  -----------  ------------
Loss from operations..................    2,780,658    4,705,350    14,913,033
Other income (expense):
  Interest income.....................      108,284       73,028       310,658
  Interest expense....................      (32,980)     (43,057)     (136,510)
                                        -----------  -----------  ------------
Net loss..............................  $(2,705,354) $(4,675,379) $(14,738,885)
                                        ===========  ===========  ============
Basic and diluted net loss per share..  $     (1.30) $     (5.34)
                                        ===========  ===========
Shares used in computing basic and
 diluted net loss per share...........    2,076,455      875,700
                                        ===========  ===========


                             See accompanying notes

                                SoloPoint, Inc.
                         (a development stage company)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
               AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                       Redeemable                       Deficit                     Total
                                                      Convertible                     Accumulated     Notes     Shareholders'
                                                    Preferred Stock   Common Stock    During the    Receivable   Equity (Net
                                                    ---------------- ---------------  Development      from        Capital
                                                    Shares   Amount  Shares   Amount     Stage     Shareholders  Deficiency)
                                                    ------- -------- -------  ------  -----------  ------------ -------------
Issuance of founders' stock in November 1993 at
 $.001 per share................................        --  $    --   75,000  $  300  $       --      $ --       $       300
Common stock to be issued in January 1994.......        --       --      --    3,675          --        --             3,675
Series A-1 redeemable preferred stock to be
 issued in January 1994.........................        --   250,000     --      --           --        --               --
Issuance of Series A-1 redeemable preferred
 stock..........................................     25,000      --      --      --           --        --               --
Recapitalization exchange of common stock for
 Series A-1 redeemable preferred stock at $.04
 per share......................................      7,500      300 (75,000)   (300)         --        --              (300)
Issuance of Series A-1 redeemable preferred
 stock in exchange for services in January 1994
 at $10.00 per share............................         13      125     --      --           --        --               --
Issuance of common stock from January 1994
 through April 1994 at $.01 per share...........        --       --   99,025     286          --        --               286
Issuance of common stock in exchange for
 services, from February 1994 through October
 1994 at prices ranging from $.01 to $.40 per
 share..........................................        --       --    4,218   4,935          --        --             4,935
Issuance of Series A-2 redeemable preferred
 stock in May 1994 at $3.50 per share, less
 issuance costs of $8,653.......................     78,571  266,347     --      --           --        --               --
Issuance of Series A-2 redeemable preferred
 stock in May 1994 at $3.50 per share in
 exchange for interest payable..................        956    3,345     --      --           --        --               --
Issuance of Series A-3 redeemable preferred
 stock in July and August of 1994 at $4.00 per
 share, less issuance costs of $13,292..........    143,750  561,708     --      --           --        --               --
Issuance of Series A-4 redeemable preferred
 stock in December 1994 at $4.50 per share, less
 issuance costs of $6,587.......................     82,378  364,114     --      --           --        --               --
Issuance of common stock in exchange for
 services from January 1995 through December
 1995 at prices ranging from $.40 to $.50 per
 share..........................................        --       --    3,521   6,873          --        --             6,873
Issuance of common stock from July 1995 through
 November 1995 at $.50 per share................        --       --      600   1,200          --        --             1,200
Exercise of stock options.......................        --       --      594     950          --        --               950
Repurchase of common stock......................        --       --   (1,667)    (67)         --        --               (67)
Issuance of Series A-4 redeemable preferred
 stock in January 1995 at $4.50 per share, less
 issuance costs of $3,583                            18,417   79,295     --      --           --        --               --
Issuance of Series A-5 redeemable preferred
 stock from March 1995 through May 1995 at $5.00
 per share, less issuance costs of $13,227......    154,000  756,773     --      --           --        --               --
Issuance of Series A-6 redeemable preferred
 stock in June 1995 at $6.00 per share, less
 issuance costs of $15,572......................     85,000  494,428     --      --           --        --               --
Net loss through December 31, 1995..............        --       --      --      --    (3,764,539)      --        (3,764,539)
Accretion of redeemable preferred stock.........        --    22,078     --      --       (22,078)      --           (22,078)
--------------------------------------------------
                                                    ------- -------- -------  ------  -----------     -----      -----------

                                SoloPoint, Inc.
                         (a development stage company)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
         AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) (Continued)

                               Redeemable                                Deficit                      Total
                              Convertible                              Accumulated      Notes     Shareholders'
                            Preferred Stock          Common Stock       During the    Receivable   Equity (Net
                         -----------------------  -------------------  Development       from        Capital
                           Shares      Amount     Shares     Amount       Stage      Shareholders  Deficiency)
                         ----------  -----------  -------  ----------  ------------  ------------ -------------
Balance at December 31,
 1995...................    595,585  $ 2,798,513  106,291  $   17,852  $ (3,786,617)  $     --     $(3,768,765)
                         ----------  -----------  -------  ----------  ------------   ---------    -----------
 Exercise of stock
  options...............        --           --     6,535      11,281           --          --          11,281
 Repurchase of common
  stock.................        --           --   (13,203)       (528)          --          --            (528)
 Conversion of A-6 to A-
  7 redeemable preferred
  stock.................     17,000          --       --          --            --          --             --
 Issuance of common
  stock at $.50 per
  share.................        --           --     2,750       5,500           --          --           5,500
 Issuance of Series A-7
  redeemable preferred
  stock for bridge notes
  in February 1996......    286,600    1,433,000      --          --            --          --             --
 Issuance of Series A-7
  redeemable preferred
  stock from February
  1996 through March
  1996 at $5.00 per
  share, less issuance
  costs of $18,843......    239,500    1,178,657      --          --            --          --             --
 Issuance of common
  stock for notes
  receivable............        --           --    78,750     157,500           --     (157,500)           --
 Issuance of redeemable
  preferred stock in
  exchange for services
  from January 1996
  through July 1996.....      8,004       40,000      --          --            --          --             --
 Issuance of Series A-7
  redeemable preferred
  stock in March 1996 at
  $5.00 per share in
  exchange for interest
  payable...............      6,753       33,767      --          --            --          --             --
 Accretion of redeemable
  preferred stock.......        --        11,040      --          --        (11,040)        --         (11,040)
 Issuance of common
  stock in exchange for
  services for 1996.....        --           --     4,076      26,767           --          --          26,767
 Issuance of common
  stock in exchange for
  bridge note...........        --           --    75,000   1,500,000           --          --       1,500,000
 Issuance of common
  stock in exchange for
  interest associated
  with bridge note......        --           --       636      12,720           --          --          12,720
 Shares repurchased.....     (5,000)     (20,000) (10,500)    (63,000)          --          --         (63,000)
 Conversion of
  redeemable preferred
  stock to common stock
  upon public offering
  in August 1996........ (1,148,442)  (5,474,977) 287,110   5,474,977           --          --       5,474,977
 Issuance of common
  stock upon the initial
  public offering net of
  issuance costs of
  $1,483,064............        --           --   337,500   5,266,936           --          --       5,266,936
 Net loss...............        --           --       --          --     (3,593,612)        --      (3,593,612)
                         ----------  -----------  -------  ----------  ------------   ---------    -----------
Balance at December 31,
 1996...................        --           --   874,945  12,410,005  $ (7,391,269)  $(157,500)   $ 4,861,236
                         ----------  -----------  -------  ----------  ------------   ---------    -----------
 Exercise of stock
  options...............        --           --        98       1,831           --          --           1,831
 Issuance of common
  stock in exchange for
  services for 1997.....        --           --     1,412      12,000           --          --          12,000
 Proceeds from note
  receivable from
  shareholders..........        --           --       --          --            --       72,000         72,000
 Net loss...............        --           --       --          --     (4,675,379)        --      (4,675,379)

                             See accompanying notes

                                SoloPoint, Inc.
                         (a development stage company)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
         AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) (Continued)

                                                      Redeemable                                Deficit
                                                      Convertible                             Accumulated      Notes
                                                    Preferred Stock         Common Stock       During the    Receivable
                                                    -----------------   --------------------- Development       from
                                                    Shares    Amount     Shares     Amount       Stage      Shareholders
                                                    -------   -------   --------- ----------- ------------  ------------
Balance at December 31, 1997...............                               876,455 $12,423,836 $(12,066,648)   $(85,500)
Proceeds from note receivable from
 shareholders..............................              --        --         --          --           --       25,730
Proceeds from secondary offering net of
 Issuance costs                                          --        --   1,200,000   3,532,613          --          --
Net loss...................................              --        --         --          --    (2,705,354)        --
                                                                        --------- ----------- ------------    --------
Balance at December 31, 1998...............              --        --   2,076,455 $15,956,449 $(14,772,002)   $(59,770)
--------------------------------------------------
                                                                        ========= =========== ============    ========
                                                        Total
                                                    Shareholders'
                                                     Equity (Net
                                                       Capital
                                                     Deficiency)
                                                    -------------
Balance at December 31, 1997...............          $  271,688
Proceeds from note receivable from
 shareholders..............................              25,730
Proceeds from secondary offering net of
 Issuance costs                                       3,532,613
Net loss...................................          (2,705,354)
                                                    -------------
Balance at December 31, 1998...............          $1,124,677
--------------------------------------------------
                                                    =============



                             See accompanying notes

                                SoloPoint, Inc.
                         (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                  Period from
                                                                 March 26, 1993
                                                                  (Inception)
                                       Year ended December 31,      Through
                                       ------------------------   December 31,
                                          1998         1997           1998
                                       -----------  -----------  --------------
 Operating activities
 Net loss...........................   $(2,705,354) $(4,675,379)  $(14,738,884)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Common stock and preferred stock
   issued for services..............           --        12,000         90,700
  Common stock and preferred stock
   issued for interest payable......           --           --          49,832
  Depreciation......................        88,807      114,867        408,838
  Provision for inventory reserves..       207,419      600,000        807,419
  Changes in operating assets and
   liabilities:
   Accounts receivable..............        11,009      164,330       (152,577)
   Inventories......................       (60,844)    (168,275)    (1,064,373)
   Other assets.....................       244,498     (277,956)       (72,788)
   Accounts payable and accrued
    compensation....................      (459,263)     273,876        252,411
   Deferred revenue.................        49,128        9,017         58,145
   Other liabilities................        31,893       12,504         48,184
                                       -----------  -----------   ------------
 Net cash used in operating
  activities........................    (2,592,707)  (3,935,016)   (14,313,093)
 Investing activities
 Acquisitions of furniture and
  equipment.........................       (77,155)     (98,336)      (541,516)
 Loan to shareholder................           --           --         (35,000)
 Payment received from shareholder..           --           --           1,500
 Deposits and other assets..........           --           --         (37,997)
                                       -----------  -----------   ------------
 Net cash used in investing
  activities........................       (77,155)     (98,336)      (613,013)
 Financing activities
 Proceeds from convertible notes
  payable to shareholders...........           --           --       1,120,000
 Proceeds from bank line of credit..       100,000          --         100,000
 Proceeds from convertible notes
  payable...........................           --           --       1,813,000
 Proceeds from notes payable........           --           --         191,496
 Principal payments on capital lease
  obligation........................       (48,494)     (41,446)      (116,072)
 Proceeds from sale of preferred
  stock, net of issuance costs......           --           --       3,951,622
 Proceeds from note receivable from
  shareholders......................        25,730       72,000         97,730
 Issuance of common stock, net of
  repurchases.......................     3,532,613        1,831      8,774,175
                                       -----------  -----------   ------------
 Net cash provided by financing
  activities........................     3,609,849       32,385     15,931,951
                                       -----------  -----------   ------------
 Net increase (decrease) in cash....       939,987   (4,000,967)     1,005,845
 Cash at beginning of period........        65,858    4,066,825            --
                                       -----------  -----------   ------------
 Cash at end of period..............   $ 1,005,845  $    65,858   $  1,005,845
                                       ===========  ===========   ============
 Supplemental disclosure of cash
  flow information
 Cash paid during the period for:
  Interest..........................   $    32,980  $    43,057   $    115,803
                                       ===========  ===========   ============
  Income taxes......................   $       800  $       800   $      6,400
                                       ===========  ===========   ============
 Supplemental disclosures of noncash
  investing and financing activities
 Equipment acquired under capital
  lease financing...................   $       --   $       --    $     14,397
                                       ===========  ===========   ============
 Conversion of preferred stock to
  common stock......................   $       --   $       --    $  5,474,977
                                       ===========  ===========   ============
 Accretion of preferred stock.......   $       --   $       --    $     33,118
                                       ===========  ===========   ============
 Common stock issued for note
  receivable from shareholder.......   $       --   $       --    $    157,500
                                       ===========  ===========   ============
 Common and preferred stock
  forfeited for note receivable.....   $       --   $       --    $     33,500
                                       ===========  ===========   ============
 Conversion of notes payable to
  common stock......................   $       --   $       --    $  1,500,000
                                       ===========  ===========   ============
 Conversion of notes payable to
  preferred stock...................   $       --   $       --    $  1,433,000
                                       ===========  ===========   ============


                             See accompanying notes

                                SoloPoint, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

 Organization

  SoloPoint, Inc. (the "Company") was incorporated on March 26, 1993. The Company designs, develops and markets personal communications management solutions that connect people more effectively. Through December 31, 1995, the Company was active in product development, financial planning, the acquisition of facilities and equipment, raising capital and had begun to build inventory. The Company began shipping its first product in March 1996 with its second product shipping in September 1996. Only limited revenues were realized through December 31, 1996. The Company introduced additional products during 1997. During 1997 the Company made a strategic decision to shift its distribution strategy and again realized only limited revenue for the year ended December 31, 1997. During 1998 the Company continued on its new distribution strategy and began growing revenues slightly but again realized only limited revenue. As a result, the Company is still considered to be in the development stage.

 Basis of Presentation

  From its inception (March 26, 1993) through December 31, 1998, the Company has incurred cumulative net losses of $14,738,885 through December 31, 1998, and expects to incur substantial losses over at least the next year. The Company has insufficient cash to continue its operations beyond June 30, 1999 at its projected level of operations. The Company's ability to continue as a going concern is dependent upon it successfully raising additional capital through equity or debt financings and, ultimately, upon achieving profitable operations. However, there is no assurance that additional funding will be available to the Company on acceptable terms, if at all, or that the Company will achieve profitable operations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Concentrations of Credit Risk and Credit Evaluations

  Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company conducts business with companies principally in the telecommunications industry in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Reserves are maintained for potential credit losses.

 Inventories

  Inventories consist principally of fabricated boards and integrated circuits and are valued at the lower of cost (determined on the first-in, first-out
(FIFO) basis) or market. The Company increased its inventory reserves by approximately $207,000 in the fourth quarter of 1998 and $600,000 in the fourth quarter of 1997. The inventory reserve increases were primarily related to the Company's SmartMonitor M-100 product inventory in 1998 and its SmartCenter C-120 product inventory in 1997 and was done principally as a result of the Company's continued implementation of its change in distribution strategy and lower than anticipated sales of these products.

                                SoloPoint, Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

Realization of the value of inventories is dependent upon the Company achieving adequate levels of revenues. Inventories at December 31, consist of the following:

                                                                 1998     1997
                                                               -------- --------
     Raw materials............................................ $133,644 $213,870
     Work-in-process..........................................   49,776  108,953
     Finished goods...........................................   73,534   80,706
                                                               -------- --------
                                                               $256,954 $403,529
                                                               ======== ========

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

 Revenue Recognition

  The majority of the Company's products currently have a 30-day unconditional money-back guarantee. Revenue is recognized 30 days after the date that products are shipped. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of revenue and accounts receivable. The Company establishes allowances, including allowances for stock balancing and product rotation, based upon estimated future returns of product and after taking into account channel inventory levels, the timing of new product introductions and other factors. While the Company maintains measures to monitor these factors and to provide appropriate allowances, actual product returns may differ from the Company's reserve estimates and such differences could be material to the financial statements.

 Stock-Based Compensation

  The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

 Advertising Expense

  All advertising costs are expensed when incurred. Advertising costs, which are included in sales and marketing expense, were $32,591 and $270,165 for the years ended December 31, 1998 and 1997, respectively.

 Basic and Diluted per Share Data

  The Company computes net loss per share based on Financial Accounting Standards Board Statement No. 128 "Earnings per Share," ("FAS 128"). In accordance with FAS 128, basic net loss per share excludes

                                SoloPoint, Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

dilutive common stock equivalents and is calculated as net income (loss) per share divided by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants (using the treasury stock method) are excluded from the calculation of net loss per share as their effect is anti-dilutive.

 Comprehensive Income

  As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income" ("FAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes changes in the balances of items that are reported directly in a separate component of shareholders' equity on the balance sheet. The Company does not have any items reported directly in a separate component of shareholders' equity. Adoption of FAS 130 has had no impact on the Company's financial position, shareholders' equity, results of operations or cash flows. Accordingly, the Company's comprehensive loss for the years ended December 31, 1998 and 1997 and for the period from March 26, 1993 (inception) through December 31, 1998 is equal to its reported loss.

 Recently Issued Pronouncements

  The Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which establishes standards for the way public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company adopted FAS 131 in 1998. The Company operates in one business segment, the sale of personal communications equipment.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company is required to adopt SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial statements.

Note 2. Notes Receivable from Shareholders

  In February and May 1996, the Company issued a total of 53,750 and 25,000 shares respectively, of common stock at $2.00 per share to certain officers in exchange for promissory notes totalling $100,000 and $57,500 respectively, secured by the stock. These notes receivable are recorded as an offset to shareholders' equity in the balance sheet. In 1998 one officer used $25,730 of his salary to pay off a portion of his note receivable. In 1997 the same officer used his annual bonus of $72,000 to pay off another portion of his note receivable.

Note 3. Notes Payable

Notes payable consists of the following:

   Notes payable to Venture Lending and Leasing due in monthly installments totaling $5,381 including interest at rates ranging from 12% to 15.53% per annum; secured by the Company's furniture and equipment..................................................... $89,819

                                SoloPoint, Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  In connection with the loans, the Company issued to the lender a warrant to purchase the Company's common stock in the amount of $32,000 at $20.00 per share. Future maturities of notes payable for the years ended December 31 are as follows:

           1999...................................... $53,696
           2000......................................  36,123
                                                      -------
                                                      $89,819
                                                      =======

Note 4. Bank Line of Credit

  The Company has a line of credit with a bank permitting short-term borrowings up to $1,000,000 based on 80% of eligible accounts receivable (as defined) and secured by the Company's accounts receivable balances. Interest on outstanding amounts is due monthly at the bank's reference rate plus 1% (8.75% at December 31, 1998). The line of credit requires that the Company maintain compliance with certain covenants. The line of credit expires in March 1999. At December 31, 1998, the Company had borrowed $100,000 under the line of credit.

Note 5. Income Taxes

  There was no provision for federal or state income taxes for the years ended December 31, 1998 and 1997 due to the net operating losses.

The reconciliation of the income tax (benefit) computed at the U.S. federal statutory tax rate to the effective tax rate at December 31, is as follows:

                                                          1998        1997
                                                        ---------  -----------
   Income tax benefit at U.S.statutory rate............ $(918,120) $(1,589,629)
   Valuation allowance for deferred tax assets.........   918,120    1,589,629
                                                        ---------  -----------
                                                        $     --   $       --
                                                        =========  ===========

  As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $7,700,000. The Company also had federal and state research and development tax credit carryforwards of approximately $150,000 and $75,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 1999 through 2018, if not utilized.

  Utilization of the net operating loss and tax credit carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

                                SoloPoint, Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  Deferred income taxes reflect the net tax effects of carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, are as follows;

                                                            1998        1997
                                                         ----------  ----------
     Deferred tax assets:
       Net operating loss carryforwards................. $3,100,000  $2,500,000
       Research credits.................................    200,000     200,000
       Capitalized research costs.......................  2,300,000   1,900,000
       Other............................................    300,000     400,000
                                                         ----------  ----------
     Total deferred tax assets..........................  5,900,000   5,000,000
     Valuation allowance for deferred tax assets........ (5,900,000) (5,000,000)
                                                         ----------  ----------
     Net deferred tax assets............................ $      --   $      --
                                                         ==========  ==========

  Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets has been established to reflect these uncertainties. The valuation allowance increased by $900,000 and $1,948,000 for 1998 and 1997, respectively.

Note 6. Shareholders' Equity

  In June 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to effect a one-for-four reverse stock split of the Company's outstanding common stock. All share and per share information has been restated, as appropriate to reflect the split.

 Preferred Stock

  The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. At December 31, 1998, no shares of preferred stock are issued and outstanding.

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

                                SoloPoint, Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  Activity under the Plan was as follows:

                                                                  Options
                                                                Outstanding
                                                              -----------------
                                                                       Weighted
                                                              Number   Average
                                                                of     Exercise
                                                              Shares    Price
                                                              -------  --------
     Balance at March 26, 1993...............................      --   $   --
       Granted...............................................  16,175   $ 1.60
                                                              -------
     Balance at December 31, 1994............................  16,175   $ 1.60
       Granted...............................................  15,575   $ 2.00
       Exercised.............................................    (594)  $ 1.60
                                                              -------
     Balance at December 31, 1995............................  31,156   $ 1.80
       Granted...............................................  40,417   $12.28
       Exercised.............................................  (6,535)  $ 1.76
       Canceled.............................................. (18,765)  $ 1.84
                                                              -------
     Options outstanding at December 31, 1996................  46,273   $11.08
       Granted............................................... 134,228   $ 5.20
       Exercised.............................................     (98)  $ 2.00
       Canceled.............................................. (66,841)  $11.60
                                                              -------
     Options outstanding at December 31, 1997................ 113,562   $ 3.88
       Granted............................................... 157,938   $ 1.16
       Exercised.............................................      --       --
       Canceled..............................................      --       --
                                                              -------
     Options outstanding at December 31, 1998................ 271,500   $ 3.85
                                                              =======
     Shares available for grant at December 31, 1998.........  47,195
                                                              =======
     Outstanding options exercisable at December 31, 1998....  77,075
                                                              =======

  In January 1997, holders of qualified and nonqualified stock options were given the opportunity to exchange their existing options for an equivalent number of similar stock options at an exercise price of $9.50 per share, the then fair market value. A total of 8,625 options with exercise prices of $11.00 to $17.00 per share were exchanged. In December 1997, under a similar exchange program, option holders were given an opportunity to exchange common stock options for new options with an exercise price of $3.50 per share. A total of 25,906 options with exercise prices ranging from $7.00 to $11.25 per share were exchanged. The exchanged options are included in grants and cancellations.

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

  The fair value of the Company's stock-based awards to employees for the years ended December 31, was estimated assuming no expected dividends and the following weighted-average assumptions:

                    Options to Purchase Common Stock               1998   1997
                    --------------------------------               -----  -----
       Expected life (in years)...................................  4.00   4.00
       Expected volatility........................................  4.11   1.39
       Risk free interest rate....................................  4.97%  6.34%
       Fair value................................................. $1.16  $3.04

                                  Options Outstanding                   Options Exercisable
                     ----------------------------------------------- --------------------------
                                  Weighted Average
     Range of        Number of   Remaining Contract Weighted Average Number of Weighted Average
     Exercise Price    Shares      Life in Years     Exercise Price   Shares    Exercise Price
     --------------  ---------   ------------------ ---------------- --------- ----------------
     $  .22 - $ 1.60  148,820           9.39             $ .97        25,296        $1.23
     $ 2.00 - $ 3.75  110,080           8.40             $3.39        46,679        $3.31
     $ 8.50 - $11.25   12,600           8.50             $8.62         5,100        $8.79
                      -------                                         ------
                      271,500                                         77,075
                      =======                                         ======

 Pro Forma Disclosure

  Had compensation cost for the Company's stock option plan been determined consistent with FASB Statement No. 123, the Company's reported net loss of $2,705,354 and net loss per share of $1.30 for the year ended December 31, 1998, would have been increased to $2,885,923 and $1.39, respectively, on a pro forma basis. The Company's reported net loss of $4,675,379 and net loss per share of $5.34 for the year ended December 31, 1997, would have been increased to $4,764,193 and $5.44, respectively, on a pro forma basis. The effects of these pro forma disclosures are not representative of the pro forma effects on future periods because they only include options granted in 1994 and subsequent years.

 Warrants

  Warrants outstanding at December 31, 1998 are as follows:

                                 Number of Exercise Price
           Type of Shares         Shares     Per Share       Expiration Date
           --------------        --------- -------------- ----------------------
     Common.....................    2,142      $14.00     November 2003
     Common.....................    1,600      $20.00     December 2005
     Common.....................   61,068      $20.00     August 1999-March 2000
     Common.....................   15,000      $20.00     June 2000
     Common.....................   33,750      $24.00     August 2000
     Common.....................  120,000      $ 4.80     January 2002

  The Company believes that the value of these warrants at the date of issuance was not material and no value has been attributed to them in these financial statements.

                                SoloPoint, Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Common Stock Reserved

  As of December 31, 1998, the Company has reserved shares of common stock for future issuance as follows:

     Warrants........................................................... 233,560
     Stock option plan.................................................. 318,695
                                                                         -------
                                                                         552,255
                                                                         =======

Note 7. Retirement Plan

  The Company has a deferred compensation plan for all full-time employees which qualifies under Section 401(k) of the Internal Revenue Code. Participants can contribute up to 20% of their annual salary up to a maximum of $10,000 for the year ended December 31, 1998. The Plan provides for discretionary employer contributions to the Plan. As of December 31, 1998 there have been no employer contributions to the Plan.

Note 8. Commitment and Contingencies

  The Company leases its facilities under a noncancelable operating lease that expires on September 30, 1999. Total rent expense for the years ended December 31, 1998 and 1997 was $116,374 and $110,973, respectively. Future minimum lease payments under the noncancelable facilities lease total $70,668 and are all due in 1999.

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

Note 9. Major Customers

  During the year ended December 31, 1998, two customers accounted for approximately 47% and 18% of net revenues.

Note 10. Segment Information

  Based on the criteria of FAS 131, the Company identified its operating committee as the chief decision-makers for the period ended December 31, 1998. The Company's operating committee evaluated revenue performance based on the one segment. Within the operating committee, employee headcount and operating costs are managed by functional area (i.e., general and administrative, research and development and sales and marketing) and only reviewed these metrics on a company-wide basis. Thus, FAS 131 does not require any additional disclosures for either revenues or costs.

                                SoloPoint, Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information about the Company's directors required by this item will be contained in the Company's Notice of 1999 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the securities and Exchange Commission within 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

  Information required by this item will be contained in the Company's Notice of 1999 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the securities and Exchange Commission within 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item will be contained in the Company's Notice of 1999 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the securities and Exchange Commission within 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item will be contained in the Company's Notice of 1999 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the securities and Exchange Commission within 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report:

    1. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report.

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENTS
 ------- ----------------------------------------------------------------------
  *3.1   Company's Articles of Incorporation, as currently in effect.
  *3.2   Company's Bylaws, as currently in effect.
  *4.1   Specimen Certificate of Company's Common Stock.
  *4.2   Form of Representative's Warrant.
  *4.3   Amended and Restated Information and Registration Rights Agreement
         (included in Exhibit 10.9).
  *4.4   Form of Series A-2 Preferred Stock Warrant and Warrant Amendment
         Agreement.
  *4.5   Form of Series A-7 Preferred Stock Warrant.
  *9.1   Voting Agreement (included in Exhibit 10.9).
 *10.1   Multi-Tenant Net Lease Agreement dated August 24, 1995, between the
         Company and Dell Enterprises, as amended.
 *10.2   Form of Indemnification Agreement.
 *10.3   Purchase Agreement dated December 18, 1995, by and between Ameritech
         Corporation and the Company.
 *10.4   Supplier Agreement dated February 22, 1996, by and between Hello
         Direct, Inc. and the Company.
 *10.5   Amended and Restated 1993 Incentive Stock Plan.
 *10.6   1995 Profit Sharing 401(k) Plan.
 *10.7   Employment Letter dated October 26, 1995, between the Company and
         Edward M. Esber, Jr.
 *10.8   Loan Agreement dated as of December 11, 1995, between SoloPoint, Inc.
         and Venture Lending & Leasing, Inc.
 *10.9   Bridge Loan and Warrant Purchase Agreement dated June 14, 1996, by and between Ameritech Corporation, 4C Ventures, L.P., and the Company,
         including a Security Agreement, a Patent Security Agreement, a Voting
         Agreement, an Amended and Restated Information and Registration Rights
         Agreement, Warrants and Secured Convertible Promissory Notes.
 *10.10  Employment Letter dated February 1, 1996, between the Company and
         Arthur Chang.
 *10.12  Agreement dated June 14, 1996 by and between Ameritech Corporation and the Company.
 *10.13  Employment Letter dated October 8, 1996, between the Company and
         Ronald J. Tchorzewski.
  23.1   Consent of Ernst & Young LLP, Independent Auditors.
  24.1   Power of Attorney included on page 41 of this Form 10-KSB.
  27.1   Financial Data Schedule.

--------
* Incorporated by reference to the same-numbered exhibit in Registrant's Registration Statement on Form SB-2, (commission file number 333-5056-LA), declared effective by the Securities and Exchange Commission on August 6, 1996.

  (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOLOPOINT, INC.
                                          a California Corporation

                                                    /s/ Arthur G. Chang
                                          By:
                                             ----------------------------------
                                             Arthur G. Chang
                                             President and Chief Executive
                                             Officer

                                          Date: March 31, 1999

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


             Signature                           Title                    Date
             ---------                           -----                    ----

      /s/ Edward M. Esber, Jr.       Chairman of the Board of        March 31, 1999
____________________________________ Directors
        Edward M. Esber, Jr.

     /s/ Ronald J. Tchorzewski       Chief Financial Officer and     March 31, 1999
____________________________________ Vice President of Finance
       Ronald J. Tchorzewski         (Principal Financial and
                                     Accounting Officer)

        /s/ Arthur G. Chang          President and Chief             March 31, 1999
____________________________________ Executive Officer
          Arthur G. Chang

          /s/ Charlie Bass           Director                        March 31, 1999
____________________________________
            Charlie Bass

         /s/ Patrick Grady           Director                        March 31, 1999
____________________________________
           Patrick Grady

        /s/ Murali Narayanan         Director                        March 31, 1999
____________________________________
          Murali Narayanan
