Form 10QSB
period 1999-03-31
SOLOPOINT INC
filed 1999-05-17
CIK 1017545

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-
   Act of 1934

For the fiscal quarter ended: March 31, 1999 or


_ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________________to_____________________

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


           Class                            Outstanding at March 31, 1999
Common Stock - no par value                           2,076,455

                                SOLOPOINT, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
     PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Condensed Statements of Operations                                3
          three months ended March 31, 1999 and  1998
          and the period March 26, 1993 (inception) through March 31, 1999

          Condensed Balance Sheet                                           4
          March 31, 1999

          Condensed Statements of Cash Flows                                5
          three months ended March 31, 1999 and 1998
          and the period March 26, 1993 (inception) through March 31, 1999

          Notes to Condensed Financial Statements                           6

Item 2    Management's Discussion and Analysis of Financial                 7
          Condition and Results of Operations


          PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                 14

          Signature                                                        15

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                                SoloPoint, Inc.
                         (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                            Period from
                                                           March 26, 1993
                                                             (inception)
                                 Three months ended            through
                                       March 31               March 31,
                                   1999      1998                1999
                                 ---------------------     ------------

Net revenues                    $ 176,550    $ 105,637     $  1,620,714
Cost of sales                     167,748       63,782        2,031,761
                                 ---------   ---------     ------------
Gross margin                        8,802       41,855         (411,047)

Costs and expenses:
 Research and development         180,353      286,391        5,849,156
 Sales and marketing              158,394      157,302        4,101,681
 General and administrative       235,207      267,674        5,116,301
                                 ---------   ---------     ------------
                                  573,954      711,367       15,067,138
                                 ---------   ---------     ------------
Loss from operations             (565,152)    (669,512)     (15,478,185)
Interest income, net                  120       21,733          174,268
                                 ---------   ---------     ------------
Net loss                        $(565,032)   $(647,779)    $(15,303,917)
                                 =========   =========     ============

Basic and diluted net loss      $    (.27)   $    (.31)
 per share                       =========   =========

Shares used in computing
basic and diluted net loss per   2,076,455  2,076,455
 share                           =========   =========



                            See accompanying notes.

                                SoloPoint, Inc.
                         (a development stage company)

                            CONDENSED BALANCE SHEET
                                    ASSETS
                                  (Unaudited)



                                                      March 31, 1999
                                                      --------------


Current assets:
  Cash                                                $    525,453
  Accounts receivable, net                                 176,724
  Inventories                                              351,933
  Other current assets                                      58,833
                                                      ------------
Total current assets                                     1,112,943

Furniture and equipment, at cost:
  Computers and software                                   278,453
  Furniture and fixtures                                   284,963
  Accumulated depreciation and amortization               (432,126)
                                                      ------------
                                                           131,290

Other non-current assets                                    37,997
                                                      ------------
Total assets                                          $  1,282,230
                                                      ============

Current liabilities:
  Accounts payable                                    $    426,873
  Accrued compensation                                      12,433
  Other accrued liabilities                                 47,469
  Bank line of credit                                      100,000
  Deferred revenue                                          58,660
  Notes payable, current portion                            51,601
                                                      ------------
Total current liabilities                                  697,036

Notes payable, non-current portion                          25,549

Shareholders' equity:
  Common stock                                          15,956,449
  Deficit accumulated during the development stage     (15,337,034)
  Notes receivable from shareholders                       (59,770)
                                                      ------------
Total shareholders' equity                                 559,645
                                                      ------------
Total liabilities and shareholders' equity            $  1,282,230
                                                      ============



                            See accompanying notes.

                                SoloPoint, Inc.
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                             Period from
                                                                                                           March 26, 1993
                                                                                                             (inception)
                                                                                   Three months ended          through
                                                                                        March 31              March 31,
                                                                                   1999          1998           1999
                                                                                ------------------------    --------------

Operating activities
Net loss                                                                        $ (565,032)   $ (647,779)    $(15,303,916)
 Adjustments to reconcile net loss to net cash used in operating activities:
   common stock and preferred stock issued for services                                  -             -           90,700
   Preferred stock issued for interest payable                                           -             -           49,832
   Provision for inventory                                                               -             -          807,419
   Depreciation and amortization                                                    23,289        29,187          432,127
    Changes in operating assets and liabilities                                     81,523      (287,145)        (849,475)
                                                                                ----------    ----------    --------------
Net cash used in operating activities                                             (460,220)     (905,737)     (14,773,313)

Investing activities
Acquisitions of furniture and equipment                                             (7,503)       (2,650)        (549,019)
Loan to shareholder                                                                      -             -          (35,000)
Payment received from shareholder                                                        -             -            1,500
Deposits and other assets                                                                -             -          (37,997)
                                                                                ----------    ----------    --------------
Net cash used in investing activities                                               (7,503)       (2,650)        (620,516)

Financing activities
Proceeds from convertible notes payable to shareholders                                  -             -        1,120,000
Proceeds from bank line of credit                                                        -             -          100,000
Proceeds from convertible notes payable                                                  -             -        1,813,000
Proceeds from notes payable                                                              -             -          191,496
Principal payments on capital lease obligations                                    (12,669)      (16,144)        (128,741)
Proceeds from notes receivable from shareholders                                         -         6,156           97,730
Proceeds from sale of preferred stock, net of issuance costs                             -             -        3,951,622
Issuance of common stock, net of repurchases and
    issuance costs                                                                       -     3,763,901        8,774,175
                                                                                ----------    ----------   --------------
Net cash (used in) provided by financing activities                                (12,669)    3,753,913       15,919,282
                                                                                ----------    ----------   --------------
Net increase (decrease) in cash                                                   (480,392)    2,845,526          525,453
Cash at beginning of period                                                      1,005,845        65,858                -
                                                                                ----------    ----------   --------------
Cash at end of period                                                           $  525,453    $2,911,384     $    525,453
                                                                                ==========    ==========   ==============

                            See accompanying notes.

                                 SOLOPOINT INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. General The condensed financial statements for the three month periods ended March 31, 1999 and 1998 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the year ended December 31, 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. The Company computes net loss per share based on Financial Accounting Standards Board Statement No. 128 "Earnings per Share," ("FAS 128"). In accordance with FAS 128, basic net loss per share excludes dilutive common stock equivalents and is calculated as net income (loss) per share divided by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants (using the treasury stock method) are excluded from the calculation of net loss per share as their effect is anti-dilutive.

3. Comprehensive Income Comprehensive income includes changes in the balances of items that are reported directly in a separate component of shareholders equity on the balance sheet. The Company does not have any items reported directly in a separate component of shareholder's equity and therefore is not required to report comprehensive income for the three month periods ended March 31, 1999 and 1998.

4.   Recently Issued Pronouncements Statement of Financial Accounting
     Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") was issued in June 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments including products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. The Company operates in one business segment, the sale of personal communication equipment. All of the Company's sales are to customers in the United States. During the quarter ended March 31, 1999, two customers accounted for approximately 44% and 31% of SoloPoint's net revenues compared to one customer during the quarter ended March 31, 1998 which accounted for approximately 60% of revenue. We cannot assure you that these customers will continue to order similar volume of product from us. A significant reduction in sales volume attributable to the loss of any of our customers, or our inability to collect accounts receivable from any major customer could have a materially adverse effect on our business, financial condition and results of operations.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 establishes guidelines for the accounting for the costs of all computer-software developed or obtained for internal use. The Company has adopted SOP 98-1 effective January 1, 1999 and the adoption of SOP 98-1 has not had a material impact on the Company's financial statements.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following section contains forward-looking statements that involve risks and uncertainties, including those referring to:
 . the period of time SoloPoint's existing capital resources will meet our future capital needs;
 . SoloPoint's operating results;
 . the market acceptance of the products;
 . SoloPoint's efforts to establish and maintain distribution partners;
 . the development of new products; and
 . Solopoint's planned investment in the marketing and distribution of its current products and research and development with regard to future products.

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

  To date, SoloPoint's working capital requirements have been met through the sale of equity and debt securities and minimal revenues from product sales. SoloPoint has sustained significant operating losses in every fiscal period since inception and expects to incur substantial quarterly operating losses at least through the end of calendar year 1999 and possibly longer. SoloPoint has insufficient cash to continue its operations beyond August 1999 at its projected level of operations. SoloPoint's ability to continue as a going concern is dependent upon it successfully raising additional cash through equity or debt financings and, ultimately, upon achieving profitable operations. However, we cannot assure you that additional funding will be available to us on acceptable terms, if at all, or that we will achieve profitable operations.

Results of Operations
---------------------

Net Revenues

  Since inception, SoloPoint's focus has been on the design and development of personal communications management solutions for communications-dependent individuals. We introduced our first product, SmartCenter, at the end of March 1996 with the initial shipment of our second product, SmartMonitor, at the end of September 1996. We recorded our initial revenues in the quarter ended June 30, 1996. SoloPoint's products currently have a 30-day, unconditional, money-back guarantee. We recognize revenue when our products are shipped and the 30-day money-back guarantee period has lapsed. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of revenue and accounts receivable.

  Net revenues for the three months ended March 31, 1999, were $176,550 compared to $105,637 for the three months ended March 31, 1998, an increase of 67%. The increase in net revenues is mainly attributable to revenues from the initial customer shipment of our new S-310 Complete Call Manager.

Cost of Sales

  Cost of sales for the three months ended March 31, 1999 was $167,748,which was 95% of revenue as compared to $63,782 for the three months ended March 31, 1998 which was 60% for that period. Gross margin percentage for the three months ended March 31, 1999 declined primarily due to our aggressive initial pricing of our new S-310 product as well as the impact of a price reduction of the SmartScreen product during the second quarter of 1998.

Operating Expenses

  Research and Development Research and development expenses declined 37% in the
  ------------------------
three months ended March 31, 1999 to $180,353 as compared with expenses of $286,391 for the three months ended March 31, 1998, mainly due to reduced headcount for the three months ended March 31, 1999 as well as a reduction in the utilization of outside contractors for development. The Company anticipates that research and development expenses will remain relatively consistent with the first quarter of 1999 level for the balance of 1999.

  Sales and Marketing  Sales and marketing expenses remained flat in the three
  -------------------
months ended March 31, 1999 at $158,394 as compared to expenses of $157,302 for the three months ended March 31, 1998 as a result of cost controls implemented by us during the second half of 1998. We anticipate that sales and marketing expenses will grow in future quarters from the level experienced in the first quarter of 1999 as we increase marketing activities and efforts to expand distribution of our current and anticipated future products.

  General and Administrative  General and administrative expenses decreased 12%
  --------------------------
in the three months ended March 31, 1999 to $235,207 from $267,674 in the three months ended March 31, 1998. The decrease is primarily due to reduction in our utilization of an outside consultant in the MIS area and reduced headcount and related personnel expenses. We anticipate that general and administrative expenses may grow modestly in absolute dollars, but may decrease as a percentage of revenue, as we add the infrastructure necessary to accommodate expanded operations and to support a growing customer base.

Other Income (Expense)

  Other income is comprised primarily of interest on cash balances. Interest income for the three months ended March 31, 1999 primarily reflects interest on cash balances from the completion of our secondary offering of our common stock in January 1998, which secured net proceeds of $3.5 million, as compared to interest income for the three months ended March 31, 1998 also from the completion of our secondary offering in January 1998. The net proceeds from the secondary offering earned interest through investment in money market funds. For the quarter ended March 31, 1999 the Company recognized interest income of $5,053 offset by interest expense of $4,933 as compared with interest income of $34,850 offset by interest expense of $13,117 for the same period of the prior year.

Provision for Income Taxes

  There was no provision for federal or state income taxes for the three month period ending March 31, 1999, as SoloPoint incurred a net operating loss. SoloPoint expects to incur a net operating loss for the year ending December 31,
1999.   As a result, the net operating loss carryforwards will increase.   At
December 31, 1998, SoloPoint had federal and state net operating loss carryforwards of approximately $7,700,000. We also had federal and state research and development tax credit carryforwards of approximately $150,000 and $75,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 1998 through 2012, if not utilized. The utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. If an ownership change were to occur, net operating loss and tax credit carryforwards could expire before utilization. For financial reporting purposes, a valuation allowance of $5,900,000 has been recorded to offset deferred tax assets recognized under the Financial Accounting Standards No. 109, "Accounting for Income Taxes," primarily related to the net operating loss carryforwards and capitalized research and development expenses.

Liquidity and Capital Resources

  As of March 31, 1999, SoloPoint had cash of $525,453 and working capital of $415,907 as compared to cash of $2,911,384 and working capital of $3,320,555 at March 31, 1998. We used cash of $460,220 in our operating activities for the quarter ended March 31, 1999. During the quarter ended March 31, 1999 the Company's principal uses of cash were to fund the Company's working capital requirements.

  We expect to incur additional substantial losses at least through the end of calendar 1999. However, we will need to seek additional funding during calendar 1999. In the absence of receiving additional funding, we anticipate that our existing capital resources and cash generated from operations, if any, will be adequate to meet our cash requirements for only the next several months at our anticipated level of operations. Failure to obtain funding would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by us. In April 1999 we repaid our draw down of $100,000 under our line of credit with Silicon Valley Bank. As of March 31, 1999 we did not have any significant commitments for capital or other expenditures.


Future Operating Results

  Since our inception in 1993, we have incurred significant losses, have
had substantial negative cash flow, and have realized limited revenues.   At
March 31, 1999, we have an accumulated deficit of $15,337,034, and have incurred an operating loss of $565,152 in the quarter ended March 31, 1999. We expect to continue to incur substantial operating losses at least through its fiscal year ending December 31, 1999.

  We have experienced and expect to continue to experience significant fluctuations in operating results. Fluctuations in our operating results may result in volatility in the price of our common stock. Our operating results may fluctuate as a result of many factors, including:
 . the volume and timing of orders received, if any, during the period;
 . the timing of commercial introduction of future products and enhancements; . competitive products and the impact of price competition on our average selling prices;
 . product announcements by us and our competition;
 . our level of research and development and sales and marketing activities;

   Many of these factors are beyond our control. In addition, due to the short product life cycles that characterize the personal communications management market, our failure to introduce competitive new and enhanced products in a timely manner would have a material adverse effect on our business, financial condition and results of operations.

  Our operating and other expenses are relatively fixed in the short term. As a result, variations in timing of revenues, if any, will cause significant variations in quarterly results of operations. Notwithstanding the difficulty in forecasting future sales, we generally must undertake our sales and marketing and research and development activities and other commitments months or even years in advance. Accordingly, any shortfall in product revenues, if any, in a given quarter may materially adversely affect our business, financial condition and results of operations due to the inability to adjust expenses during the quarter to match the level of product revenues, if any, for the quarter. Once commitments for such expenditures are undertaken, we may be unable to reduce them quickly if product revenues are less than expected. In addition, our sales expectations are based entirely on our internal estimates of future demand. Due to these and other factors, we believe that quarter to quarter comparisons of our results of operations are not necessarily meaningful, and should not be relied upon as indications of future performance.

Risk Factors

Year 2000 Compliance The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define the year.

  We have developed a three-phased approach to eliminate the Year 2000 exposure. The first phase is to identify those applications and systems as well as third party relationships that have exposure to disruption in operations due to Year 2000 issues. The second phase is the development and implementation of action plans in all areas prior to December 31, 1999 to achieve Year 2000 compliance. The final phase is the testing or certification of testing each of the major areas of exposure to ensure Year 2000 compliance. It is our intention to complete all phases of the approach by December 31, 1999.

  We have identified three areas which we determine to be key for successful Year 2000 compliance. The first area includes financial and administrative informational system applications reliant on system software. The second area includes any of our products that rely on date information. The third area includes exposures that may exist in other companies that SoloPoint relies upon in third party relationships.

  Relating to the first key area we are having discussions with our software vendors to determine the areas of Year 2000 exposure. These are suppliers of software for our internal financial systems and internal systems network. Both our internal financial systems and internal systems network are unmodified off-the-shelf software products. Based upon discussions to date, our external vendors have Year 2000 compliant versions of these products available and we plan to purchase and implement upgrades to the Year 2000 compliant versions in the second quarter of 1999.

  We have reviewed our product line and determined that one product is impacted by the Year 2000 issue. We have identified a solution that corrects the issue. We plan to complete implementation and testing of the solution during the second quarter of 1999. We are also planning and discussing with our major customers, the RBOCs and LECs, whether their internal systems have any Year 2000 exposure that would preclude their customers from using our products.

  We also plan to contact and discuss with third party vendors our reliance on their assurance of Year 2000 compliance. We generally do not have contractual rights with third party vendors should their equipment or software fail due to Year 2000 issues. We outsource the manufacture of nearly all our products and the failure of any one of the subcontract manufacturers to continue to perform on their obligations to us could severely disrupt our ability to carry on our business. We also rely on phone companies, long distance carriers, financial institutions and electric companies and the failure of any one of these could also severely disrupt our ability to carry on our business.

  As of December 31, 1998 we had identified the cost related to replacing and testing the systems and applications mentioned as part of our internal financial systems and internal systems network. This cost is estimated to be less than $1,000. We have also identified the cost components related to correcting the Year 2000 problem on our one product and estimated that the cost to complete the correction will be less than $5,000. As of March 31, 1999 we believe these estimates to still be accurate. We have yet to complete our efforts to contact third party vendors and confirm their Year 2000 compliance but do not expect the cost of this effort to be significant. We derived these estimates using a number of assumptions, including the assumption that we have already identified our most significant Year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of our Year 2000 review and remediation efforts to date, our planned upgrade to Year 2000 compliant internal financial and networking systems in the second quarter of 1999, and the activities that remain to be completed, we do not consider contingency planning to be necessary at this time.

  The Year 2000 cost from the interruption of our current vendors and suppliers is unknown. Any interruption of product supply, which impacts our ability to deliver product to our customers, could have a negative impact on our results of operations. The cost of interruption is unidentifiable at this point but would be impacted by the type and timing of the interruption. We are making efforts to avoid these potential issues but cannot assure you that we will receive full cooperation from our suppliers to prevent such events. The most likely worst case scenario is that our third party subcontract manufacturers could nor provide us with any services or subassemblies and we would be unable to ship any products.

Going Concern Assumptions; Future Capital Needs Uncertain; No Assurance of Future Financing SoloPoint has incurred cumulative net losses of $15,337,034 as of March 31, 1999. We will require additional funding during 1999. If we are unable to secure additional funding, we anticipate that our capital resources and cash generated from operations, if any, will be sufficient to meet our cash requirements for only the next several months at our anticipated level of operations. Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations and our level of operating expenses, none of which can be predicted with any certainty. We intend to seek additional funding during the next three months and will possibly seek additional funding after that time. We cannot assure you that any additional financing will be available on acceptable terms, if at all when we need such financing. Moreover, if additional financing is unavailable, we could be required to reduce or suspend operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors.

Recent Product Introductions; Emerging Market; Dependence on Market Acceptance of Products; Lack of Adequate Marketing Resources We have only recently introduced our current products and to date we have received only limited revenue from the sale of these products. The market for personal communications management products is only beginning to emerge, and there can be no assurance that it will develop sufficiently to enable us to achieve broad commercial acceptance of our products. Because this market is relatively new and because current and future competitors are likely to introduce a variety of competing products and services, it is difficult to predict the rate at which this market will grow, if at all, or the degree of market penetration which we will be able to achieve, if any. To date, the market for personal communications management products has developed at a significantly slower rate than we had originally anticipated. If the personal communications management market fails to grow or grows at a slower rate than we currently anticipate, or if we fail to achieve sufficient market penetration, our business, financial condition and results of operations will be materially adversely affected. Even if the market for personal communications management products does grow, there can be no assurance that our current products or any future personal communications management products introduced by us will achieve commercial acceptance within such a market. Marketing newly introduced products such ours in a developing market requires extensive financial resources and marketing efforts. To date, we have not had sufficient financial resources to adequately market its products.

Risks Associated with Strategic Relationships We believes that our future success, if any, will be largely dependent on our ability to either sell our products to or enter into joint marketing arrangements with RBOCs and LECs in the United States. In particular, we believe that certain of our products can be sold profitably only if they are sold to or in conjunction with RBOCs and LECs. Selling a product to or entering into a marketing relationship with an RBOC or LEC is generally a lengthy process. A failure by us to develop significant relationships with RBOCs and LECs would have a materially adverse effect on the Company's business and operating results. We have entered into a marketing agreement with Pacific Bell, which calls for Pacific Bell to market a co-branded version of our SmartScreen S-100 product. Also, during the first quarter of 1999 we have entered into an agreement with Cincinnati Bell for our S-310 product. There can be no assurance that the marketing agreement with Pacific Bell will be successful or that we will be able to establish relationships with other RBOCs. Even if we are successful in establishing alliances or relationships with RBOCs, LECs or other strategic partners, there can be no assurance that such alliances or relationships will result in an increase in our distribution channels or product revenues or otherwise provide any benefit to us. In addition, the strategic partners may be in direct or indirect competition with us or among each other. The presence of potential or actual conflicts of interest could materially adversely affect our relationships with potential strategic partners, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Limited Number of Customers We expect that sales to relatively few customers will continue to account for a significant percentage of our revenues for the foreseeable future. Substantially all of our sales are made on a purchase order basis, and none of our customers have entered into an agreement requiring them to purchase our products. The loss of, or any reduction in orders or returns of product from a current customer could have a material adverse effect on our business, financial condition and results of operations in the near term.

  SoloPoint's ability to increase its sales will depend in part upon its ability to obtain orders from new customers. In this regard, we intend to expand its efforts to sell to RBOCs and LECs. Solopoint has had only nominal sales to several RBOCs to date and there can be no assurance of significant sales to any RBOC or LEC in the future. In the event that such sales do not materialize, our business, financial condition and results of operations would be materially adversely affected.

Delisting of Securities from the Nasdaq Market; Limited Liquidity of Trading Market Shares of SoloPoint's Common Stock are quoted on the Nasdaq SmallCap Market. The Nasdaq Small-Cap Market is a significantly less liquid market than the Nasdaq National Market. If we should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market. Trading, if any, in the Common Stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements, or in what are commonly referred to as the ''pink sheets.'' As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations of the price of our Common Stock. Nasdaq has recently promulgated new rules that make continued listing of companies on the Nasdaq SmallCap Market more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. In addition, if our Common Stock were removed from the Nasdaq SmallCap Market, the our Common Stock would be subject to so-called ''penny stock'' rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the our Common Stock and the ability of purchasers of our Common Stock to sell their securities in the secondary market. In addition, because the market price of our Common stock is less than $5.00 per share, we may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. Such rules may further limit the market liquidity of our Common Stock and the ability of purchasers to sell such Common Stock in the secondary market. We have recently received a letter from Nasdaq discussing potential delisting of our Common Stock due to non-maintenance of Nasdaq's minimum net tangible asset requirement. We have submitted a response to Nasdaq, which provides a plan on how we will meet this requirement in the near term. We are awaiting a response to our plan.

Forward-looking Statements This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include the following:

Our plans to:
 . create a line of personal communications management products;
 . establish strategic alliances and business relationships;
 . implement a multichannel distribution strategy;
 . expend resources to create end-user demand and brand recognition and . file additional patent applications.

These forward-looking statements may also be deemed to include our expectations concerning factors affecting the market for our current products and any future personal communications management products it may develop, including growth in the personal communications management product marketplace, the dependence of mobile individuals on the ability to manage business communications effectively in a mobile environment and the shortcomings of commercially available personal communications management products. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in the other sections of this Form 10-QSB. The forward-looking statements are made as of the date of this Form 10-QSB and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART II.  OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

27      -  Financial Data Schedule

b)   Reports on Form 8-K

        -  None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   May 14, 1999                    SOLOPOINT, INC.


by:/s/Arthur G. Chang                   by:/s/Ronald J. Tchorzewski
---------------------------             ---------------------------

      Arthur G. Chang                    Ronald J. Tchorzewski
     President and CEO                   Chief Financial Officer
 (Duly Authorized Officer)              (Principal Accounting Officer)