Form 10QSB
period 1999-06-30
SOLOPOINT INC
filed 1999-08-16
CIK 1017545

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the fiscal quarter ended: June 30, 1999 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number:  0-21037


                                 SOLOPOINT, INC.
             (Exact name of registrant as specified in its charter)


                California                            77-0337580

     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification Number)

           130B Knowles Drive
             Los Gatos, CA                               95032

 (address of principal executive offices)              (zip code)


   Registrant's telephone number, including area code:  (408) 364-8850


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's class of common ("Common Stock"), as of the latest practicable date.


               Class                    Outstanding at June 30, 1999
     Common Stock - no par value                  2,076,455

                                SOLOPOINT, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Condensed Statements of Operations                             3
          three and six months ended June 30, 1999 and 1998 and the period March 26, 1993 (inception) through June 30, 1999

          Condensed Balance Sheet                                        4
          June 30, 1999

          Condensed Statements of Cash Flows                             5
          six months ended June 30, 1999 and 1998 and the period March 26, 1993 (inception) through
          June 30, 1999

          Notes to Condensed Financial Statements                        6

Item 2    Management's Discussion and Analysis of Financial              7
          Condition and Results of Operations


          PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders            13


Item 6    Exhibits and Reports on Form 8-K                               14

          Signature                                                      15

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                                SoloPoint, Inc.
                         (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                         Period From
                                                                                                        March 26, 1993
                                                                                                         (Inception)
                                               Three Months Ended              Six Months Ended            Through
                                                     June 30                        June 30                June 30,
                                               1999           1998            1999          1998             1999
                                           --------------------------     -------------------------    --------------
Net Revenues                               $   380,904    $   132,595     $   557,454   $   238,232     $  2,001,618
Cost of Sales                                  354,136         84,965         521,884       148,747        2,385,897
                                           -----------    -----------     -----------   -----------     ------------
Gross margin                                    26,768         47,630          35,570        89,485         (384,279)

Costs and expenses:
  Research and development                     167,068        276,425         347,421       562,816        6,016,224
  Sales and marketing                          102,586        206,180         260,980       363,482        4,204,267
  General and administrative                   197,798        294,134         433,005       561,808        5,314,099
                                           -----------    -----------     -----------   -----------     ------------
                                               467,452        776,739       1,041,406     1,488,106       15,534,590
                                           -----------    -----------     -----------   -----------     ------------
Loss from operations                          (440,684)      (729,109)     (1,005,836)   (1,398,621)     (15,918,869)
Interest income (expense), net                  (1,860)        26,787          (1,740)       48,520          172,408
                                           -----------    -----------     -----------   -----------     ------------
Net loss                                   $  (442,544)   $  (702,322)    $(1,007,576)  $(1,350,101)    $(15,746,461)
                                           ===========    ===========     ===========   ===========     ============

Basic and diluted net loss per share       $      (.21)   $     (.34)     $      (.49)  $      (.65)
                                           ===========    ===========     ===========   ============
Shares used in computing
  basic and diluted net loss per share       2,076,455      2,076,455       2,076,455     2,076,455
                                           ===========    ===========     ===========   ============

                            See accompanying notes.

                                SoloPoint, Inc.
                         (a development stage company)

                            CONDENSED BALANCE SHEET
                                     ASSETS
                                  (Unaudited)

                                                             June 30, 1999
                                                             -------------
  Current assets:
          Cash                                                $    310,156
          Accounts receivable, net                                 145,199
          Inventories                                              192,307
          Other current assets                                      59,919
                                                              ------------

   Total current assets                                            707,581

   Furniture and equipment, at cost:
          Computers and software                                   282,696
          Furniture and fixtures                                   284,963
          Accumulated depreciation and amortization               (455,415)
                                                              ------------

                                                                   112,244

   Other non-current assets                                         87,997
                                                              ------------

   Total assets                                               $    907,822
                                                              ============

   Current liabilities:
          Accounts payable                                    $    679,129
          Accrued compensation                                      19,533
          Other accrued liabilities                                 13,090
          Deferred revenue                                          14,909
          Notes payable, current portion                            36,720
                                                              ------------

   Total current liabilities                                       763,381

   Notes payable, non-current portion                               27,340

   Shareholders' equity:
          Common stock                                          15,956,449
          Deficit accumulated during the development stage     (15,779,578)
          Notes receivable from shareholders                       (59,770)
                                                              ------------

   Total shareholders' equity                                      117,101
                                                              ------------

   Total liabilities and shareholders' equity                 $    907,822
                                                              ============

                             See accompanying notes

                                SoloPoint, Inc.
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Period from
                                                                 March 26, 1993
                                                                  (inception)
                                       Six months ended             through
                                           March 31                 June 30,
                                    1999             1998             1999
                                -----------------------------     -------------
Operating activities
Net loss                        $(1,007,576)      $(1,350,101)    $(15,746,461)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
   Common stock and
    preferred stock issued
    for services                          -                 -           90,700
   Preferred stock issued
    for interest payable                  -                 -           49,832
   Provision for inventory                -                 -          807,419
   Depreciation and
    amortization                     46,578            58,375          455,416
   Changes in operating
     assets and liabilities         402,813             1,300         (528,184)
                                -----------       -----------     ------------
Net cash used in operating
 activities                        (558,185)       (1,290,426)     (14,871,278)

Investing activities
Acquisitions of furniture
 and equipment                      (11,746)          (26,950)        (553,263)
Loan to shareholder                       -                 -          (35,000)
Payment received from
 shareholder                              -                 -            1,500
Deposits and other assets                 -                 -          (37,997)
                                -----------       -----------     ------------
Net cash used in investing
 activities                         (11,746)          (26,950)        (624,759)

Financing activities
Proceeds from convertible
 notes payable to
 shareholders                             -                 -        1,120,000
Proceeds from bank lines
 of credit                                -                 -          100,000
Principal payment on bank
 line of credit                    (100,000)                -         (100,000)
Proceeds from convertible
 notes payable                            -                 -        1,813,000
Proceeds from notes payable               -                 -          191,496
Principal payments on
 capital lease obligations          (25,758)          (29,780)        (141,830)
Proceeds from notes
 receivable from
 shareholders                             -            26,935           97,730
Proceeds from sale of
 preferred stock, net of
 issuance costs                           -                 -        3,951,622
Issuance of common stock,
 net of repurchases and
 issuance costs                           -         3,538,561        8,774,175
                                -----------       -----------     ------------
Net cash (used) provided by
 financing activities              (125,758)        3,535,716       15,806,193

Net increase (decrease) in
 cash                              (695,689)       (2,218,340)         310,156
Cash at beginning of period       1,005,845            65,858                -
                                -----------       -----------     ------------
Cash at end of period           $   310,156       $ 2,284,198     $    310,156
                                ===========       ===========     ============

                             See accompanying notes.

                                SOLOPOINT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. General The condensed financial statements for the three and six month periods ended June 30, 1999 and 1998 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the year ended December 31, 1998. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Earnings Per Share The Company computes net loss per share based on Financial Accounting Standards Board Statement No. 128 "Earnings per Share," ("FAS 128"). In accordance with FAS 128, basic net loss per share excludes dilutive common stock equivalents and is calculated as net income (loss) per share divided by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants (using the treasury stock method) are excluded from the calculation of net loss per share as their effect is anti-dilutive.

3. Comprehensive Income Comprehensive income includes changes in the balances of items that are reported directly in a separate component of shareholders equity on the balance sheet. The Company does not have any items reported directly in a separate component of shareholder's equity and therefore is not required to report comprehensive income for the three and six month periods ended June 30, 1999 and 1998.

4. Recently Issued Pronouncements Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") was issued in June 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments including products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. The Company operates in one business segment, the sale of personal communication equipment. All of the Company's sales are to customers in the United States. During the six months ended June 30, 1999, two customers accounted for approximately 56% and 21% of SoloPoint's net revenues compared to one customer during the six months ended June 30, 1998 which accounted for approximately 62% of revenue. We cannot assure you that these customers will continue to order similar volume of product from us. A significant reduction in sales volume attributable to the loss of any of our customers, or our inability to collect accounts receivable from any major customer could have a materially adverse effect on our business, financial condition and results of operations.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following section contains forward-looking statements that involve risks and uncertainties, including those referring to:

     . the period of time SoloPoint's existing capital resources will meet our future capital needs;
     . SoloPoint's operating results;
     . the market acceptance of our products;
     . SoloPoint's efforts to establish and maintain distribution partners;
     . the development of new products; and
     . SoloPoint's planned investment in the marketing and distribution of its current products and research and development with regard to future products.

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

To date, SoloPoint's working capital requirements have been met through the sale of equity and debt securities and minimal revenues from product sales. SoloPoint has sustained significant operating losses in every fiscal period since inception and expects to incur substantial quarterly operating losses at least through the end of calendar year 1999 and possibly longer. SoloPoint has insufficient cash to continue its operations beyond September 1999 at its projected level of operations. SoloPoint's ability to continue as a going concern is dependent upon it successfully raising additional cash through equity or debt financings and, ultimately, upon achieving profitable operations. However, we cannot assure you that additional funding will be available to us on acceptable terms, if at all, or that we will achieve profitable operations.


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

Net revenues for the three months ended June 30, 1999, were $380,904 compared to $132,595 for the three months ended June 30, 1998, an increase of 187%. Net revenues for the six month period ended June 30, 1999 were $557,454 compared to $238,232 for the six month period ended June 30, 1998, an increase of 134%. The increase in net revenues for both the three and six month periods is mainly attributable to revenues from the initial customer shipment of our new S-310 Complete Call Manager.

Gross Margin

Cost of sales for the three months ended June 30, 1999 was $354,136,which was 93% of revenue as compared to $84,965 for the three months ended June 30, 1998 which was 64% of revenue for that period. Cost of sales for the six month period ended June 30, 1999 was $521,884 which was 94% of revenue compared to $148,747 which was 62% of revenue for the six month period ended June 30, 1998. Gross margin percentage for the three and six month periods ended June 30, 1999 declined primarily due to our aggressive initial pricing of our new S-310 product as well as the impact of a price reduction of the SmartScreen product during the second quarter of 1998.

Operating Expenses

Research and Development. Research and development expenses were $167,068 for the three months ended June 30, 1999 compared to $276,425 for the three months ended June 30, 1998, a decline of 40%. Research and development expenses for the six months ended June 30, 1999 were $347,421 as compared to $562,816 for the six month period ended June 30, 1998, a decline of 38%. The decline for the three and six month periods ended June 30, 1999 is mainly due to reduced headcount as well as a reduction in the utilization of outside contractors for development during both of these for the balance periods. We anticipate that research and development expenses will remain at a relatively consistent level with the first two quarters of 1999 for the balance of 1999.

Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 1999 were $102,586 as compared to expenses of $206,180 for the three months ended June 30, 1998, a decrease of 50%. Sales and marketing expenses for the six month period ended June 30, 1999 were $260,980 compared to $363,482 for the six month period ended June 30, 1998, a decline of 28%. The decline for the three and six month periods ended June 30, 1999 is a result of the continued cost controls implemented by us during the second half of 1998 along with a reduction in sales personnel and related expenses. We anticipate that sales and marketing expenses may grow in future quarters from the level experienced in the first six months of 1999 as we increase marketing activities and efforts to expand distribution of our current and anticipated future products.

General and Administrative. General and administrative expenses were $197,798 for the three months ended June 30, 1999, as compared to $294,134 for the three months ended June 30, 1998, This decrease of 33%, as well as the decrease of 23% during the six month period ended June 30, 1999 to $433,005 from $561,808 in the first six months of 1998, is primarily due to reduction in our utilization of an outside consultant in the MIS area and reduced headcount and related personnel expenses. We anticipate that general and administrative expenses may grow modestly in absolute dollars, but may decrease as a percentage of revenue, as we build the infrastructure necessary to support a growing customer base and accommodate expanded operations.

Other Income (Expense)

Other income (expense) is comprised primarily of interest expense on our equipment lease line offset by interest on cash balances. Interest income of $2,095 for the three months ended June 30, 1999 primarily reflects interest on cash balances, as compared to interest income of $29,296 for the three months ended June 30, 1998 also from the completion of our secondary offering in January 1998. For the six months ended June 30, 1999 we recognized interest income of $$7,149 offset by interest expense of $8,889 as compared with interest income of $64,146 offset by interest expense of $15,626 for the same period of the prior year.

Provision for Income Taxes

There was no provision for federal or state income taxes for the three and six month periods ending June 30, 1999, as SoloPoint incurred a net operating loss. SoloPoint expects to incur a net operating loss for the year ending December 31, 1999. As a result, the net operating loss carryforwards will increase. At December 31, 1998, SoloPoint had federal and state net operating loss carryforwards of approximately $7,700,000. We also had federal and state research and development tax credit carryforwards of approximately $150,000 and $75,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 1998 through 2012, if not utilized. The utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. If an ownership change were to occur, net operating loss and tax credit carryforwards could expire before utilization. For financial reporting purposes, a valuation allowance of $5,900,000 has been recorded to offset deferred tax assets recognized under the Financial Accounting Standards No. 109, "Accounting for Income Taxes," primarily related to the net operating loss carryforwards and capitalized research and development expenses.

Liquidity and Capital Resources

As of June 30, 1999, SoloPoint had cash of $310,156 and a working capital deficit of $55,800 as compared to cash of $2,284,198 and working capital of $2,384,874 at June 30, 1998. We used cash of $558,185 in our operating activities for the six months ended June 30, 1999. During the six months ended June 30, 1999 our principal uses of cash were to fund the Company's working capital requirements.

We expect to incur additional substantial losses at least through the end of calendar 1999. However, we will need to seek additional funding during calendar 1999. We are currently in the process of raising approximately $3,150,000 through a private placement of our common stock. As of August 10, 1999 we have the aforementioned funds in escrow. Release of these funds to SoloPoint is conditioned on a decision by Nasdaq to allow SoloPoint to remain listed on the Nasdaq SmallCap Market (see additional information in Risk Factors Delisting of Securities). In the absence of receiving additional funding, we anticipate that our existing capital resources and cash generated from operations, if any, will be adequate to meet our cash requirements for only the next several months at our anticipated level of operations. Failure to obtain funding would have a material adverse effect on our business, financial condition and results of operations. We cannot assure that any additional financing will be available on acceptable terms, or at all, when required by us. In April 1999 we repaid our draw down of $100,000 under our line of credit with Silicon Valley Bank which was not renewed. As of June 30, 1999 we did not have any significant commitments for capital or other expenditures.


Future Operating Results

Since our inception in 1993, we have incurred significant losses, have had substantial negative cash flow, and have realized limited revenues. At June 30, 1999, we have an accumulated deficit of $15,779,578, and have incurred an operating loss of $1,007,576 in the six months ended June 30, 1999. We expect to continue to incur substantial operating losses at least through our fiscal year ending December 31, 1999 and possibly into the year 2000.

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

Relating to the first key area we are having discussions with our software vendors to determine the areas of Year 2000 exposure. These are suppliers of software for our internal financial systems and internal systems network. Both our internal financial systems and internal systems network are unmodified off-the-shelf software products. Based upon discussions to date, our external vendors have Year 2000 compliant versions of these products available and we plan to purchase and implement upgrades to the Year 2000 compliant versions in the third quarter of 1999.

We have reviewed our product line and determined that one product is impacted by the Year 2000 issue. We have identified a solution that corrects the issue. We plan to complete implementation and testing of the solution by the end of the third quarter of 1999. We are also planning and discussing with our major customers, the RBOCs and LECs, whether their internal systems have any Year 2000 exposure that would preclude their customers from using our products.

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

As of December 31, 1998 we had identified the cost related to replacing and testing the systems and applications mentioned as part of our internal financial systems and internal systems network. This cost is estimated to be less than $1,000. We have also identified the cost components related to correcting the Year 2000 problem on our one product and estimated that the cost to complete the correction will be less than $5,000. As of June 30, 1999 we believe these estimates to still be accurate. We have yet to complete our efforts to contact third party vendors and confirm their Year 2000 compliance but do not expect the cost of this effort to be significant. We derived these estimates using a number of assumptions, including the assumption that we have already identified our most significant Year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of our Year 2000 review and remediation efforts to date, our planned upgrade to Year 2000 compliant internal financial and networking systems by the end of the third quarter of 1999, and the activities that remain to be completed, we do not consider contingency planning to be necessary at this time.

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

Going Concern Assumptions; Future Capital Needs Uncertain; No Assurance of Future Financing SoloPoint has incurred cumulative net losses of $15,779,578 as of June 30, 1999. We will require additional funding during the third quarter of 1999. If we are unable to secure additional funding, we anticipate that our capital resources and cash generated from operations, if any, will be sufficient to meet our cash requirements only through the next several months at our anticipated level of operations. Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations and our level of operating expenses, none of which can be predicted with any certainty. We are currently in the process of securing approximately $3,150,000 in financing through a private placement of SoloPoint Common Stock. As of August 10,1999 we have the funds in escrow. The funds will be released to SoloPoint upon a favorable decision by Nasdaq to allow SoloPoint to remain listed on the Nasdaq SmallCap Market. We will attend a hearing before the Nasdaq Panel on August 12, 1999 and we expect to receive their decision within a reasonable timeframe. We cannot assure you that we will be granted a favorable decision or that any additional financing will be available on acceptable terms, if SoloPoint is delisted or at all when such financing is needed. Moreover, if additional financing is unavailable, we could be required to reduce or suspend operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors.

Recent Product Introductions; Emerging Market; Dependence on Market Acceptance of Products; Lack of Adequate Marketing Resources We have only recently introduced our current products and to date we have received only limited revenue from the sale of these products. The market for personal communications management products is only beginning to emerge, and there can be no assurance that it will develop sufficiently to enable us to achieve broad commercial acceptance of our products. Because this market is relatively new and because current and future competitors are likely to introduce a variety of competing products and services, it is difficult to predict the rate at which this market will grow, if at all, or the degree of market penetration which we will be able to achieve, if any. To date, the market for personal communications management products has developed at a significantly slower rate than we had originally anticipated. If the personal communications management market fails to grow or grows at a slower rate than we currently anticipate, or if we fail to achieve sufficient market penetration, our business, financial condition and results of operations will be materially adversely affected. Even if the market for personal communications management products does grow, there can be no assurance that our current products or any future personal communications management products introduced by us will achieve commercial acceptance within such a market. Marketing newly introduced products such ours in a developing market requires extensive financial resources and marketing efforts. To date, we have not had sufficient financial resources to adequately market our products.

Risks Associated with Strategic Relationships We believe that our future success, if any, will be largely dependent on our ability to either sell our products to or enter into joint marketing arrangements with RBOCs and LECs in the United States. In particular, we believe that certain of our products can be sold profitably only if they are sold to or in conjunction with RBOCs and LECs. Selling a product to or entering into a marketing relationship with an RBOC or LEC is generally a lengthy process. A failure by us to develop significant relationships with RBOCs and LECs would have a materially adverse effect on our business and operating results. We have entered into a marketing agreement with Pacific Bell, which calls for Pacific Bell to market a co-branded version of our SmartScreen S-100 product. Also, during the first quarter of 1999 we have entered into an agreement with Cincinnati Bell for our S-310 product.
We cannot assure that the marketing agreement with Pacific Bell will be successful or that we will be able to establish relationships with other RBOCs. Even if we are successful in establishing alliances or relationships with RBOCs, LECs or other strategic partners, we cannot assure that such alliances or relationships will result in an increase in our distribution channels or product revenues or otherwise provide any benefit to us. In addition, the strategic partners may be in direct or indirect competition with us or among each other. The presence of potential or actual conflicts of interest could materially adversely affect our relationships with potential strategic partners, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Limited Number of Customers We expect that sales to relatively few customers will continue to account for a significant percentage of our revenues for the foreseeable future. Substantially all of our sales are made on a purchase order basis, and none of our customers have entered into an agreement requiring them to purchase our products. The loss of or any reduction in orders or returns of product from a current customer could have a material adverse effect on our business, financial condition and results of operations in the near term.

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

Delisting of Securities from the Nasdaq Market; Limited Liquidity of Trading Market Shares of SoloPoint's Common Stock are quoted on the Nasdaq SmallCap Market. The Nasdaq Small-Cap Market is a significantly less liquid market than the Nasdaq National Market. If we should continue to experience losses from operations, we may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market. Trading, if any, in our Common Stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations on the price, of our Common Stock. Nasdaq has recently promulgated new rules that make continued listing of companies on the Nasdaq SmallCap Market more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. In addition, if our Common Stock were removed from the Nasdaq SmallCap Market, our Common Stock would then be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the our Common Stock and the ability of purchasers of our Common Stock to sell their securities in the secondary market. In addition, because the market price of our Common stock is less than $5.00 per share, we may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. Such rules may further limit the market liquidity of our Common Stock and the ability of purchasers to sell our Common Stock in the secondary market.

In April 1999 we received a letter from Nasdaq discussing potential delisting of our Common Stock due to non-maintenance of Nasdaq's minimum net tangible asset requirement. We submitted a response to Nasdaq, which provided a plan on how we would meet this requirement in the near term. Nasdaq responded that there was inadequate definitive support that the plan would be executed and based upon their review would proceed with the potential delisting of our Common Stock. Upon receiving Nasdaq's response to our plan we immediately requested an oral hearing with a Panel from Nasdaq to present additional support for our plan of meeting Nasdaq's requirements for continued listing. Nasdaq granted to the oral hearing, which was set for August 12, 1999. As of the date of this filing we have yet to receive a definitive decision from the Nasdaq Panel. Until we receive the Panel's decision, our Common Stock will remain listed on the Nasdaq SmallCap Market.

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

PART II.  OTHER INFORMATION
---------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An annual meeting of shareholders was held on June 2, 1998 to vote on the following:

1. To elect Edward M. Esber, Jr., Patrick Grady, Murali Narayanan and Arthur G. Chang as directors to serve for the following year and until their successors are elected.

2. To increase the number of shares of Common Stock reserved for issuance under the Company's 1993 Incentive Stock Plan from 349,250 to 949,250 shares.

3. To ratify the appointment of Ernst & Young LLP as independent public accountants of the corporation for the year ending December 31, 1999.


Results of the Shareholder Vote:

1.   Election of Directors:

     The election of directors was approved as follows:

                                                 -------------------------------
                                                   In Favor  Against  Withheld
                                                   --------  -------  --------
                                                 -------------------------------

     Edward M. Esber, Jr.                         1,600,389   50,190   26,525
                                                 -------------------------------

     Patrick Grady                                1,599,139   51,440   27,775
                                                 -------------------------------

     Murali Narayanan                             1,601,639   48,940   25,275
                                                 -------------------------------

     Arthur G. Chang                              1,619,414   31,165    7,500
                                                 -------------------------------

                                                 -------------------------------
                                                   In Favor  Against  Withheld
                                                   --------  -------  --------
                                                 -------------------------------
2.   Approval of Amendment of 1993 Incentive
     Stock Plan:                                  1,497,017  142,662   10,900
                                                 -------------------------------

                                                 -------------------------------
                                                   In Favor  Against  Withheld
                                                   --------  -------  --------
                                                 -------------------------------
3.   Approval of Ratification of Ernst & Young
     LLP as independent public accountants of
     the corporation for the year ending
     December 31, 1999:                           1,555,817   36,325   58,437
                                                 -------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

27    -  Financial Data Schedule

b)   Reports on Form 8-K

      -  None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 16, 1999                            SOLOPOINT, INC.



by: /s/ Arthur G. Chang                          by: /s/ Ronald J. Tchorzewski
-----------------------                          -------------------------------

Arthur G. Chang                                  Ronald J. Tchorzewski
President and CEO                                Chief Financial Officer
(Duly Authorized Officer)                        (Principal Accounting Officer)