Form 10QSB
period 1999-09-30
SOLOPOINT INC
filed 1999-11-15
CIK 1017545

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-
     Act of 1934

For the fiscal quarter ended: September 30, 1999 or


__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to_________


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

Indicate the number of shares outstanding of each of the issuer's class of common ("Common Stock"), as of the latest practicable date.


              Class                           Outstanding at September 30, 1999
   Common Stock - no par value                             4,981,284

                                SOLOPOINT, INC.

                                     INDEX

                                                                                              Page No.
                                                                                              --------
          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Condensed Statements of Operations                                                       3
          three and nine months ended  September 30, 1999 and 1998
          and the period March 26, 1993 (inception) through September 30, 1999

          Condensed Balance Sheet                                                                  4
          September 30, 1999

          Condensed Statements of Cash Flows                                                       5
          nine months ended September 30, 1999 and 1998
          and the period March 26, 1993 (inception) through September 30, 1999

          Notes to Condensed Financial Statements                                                  6

Item 2    Management's Discussion and Analysis of Financial                                        7
          Condition and Results of Operations


          PART II.  OTHER INFORMATION

Item 4.   Deadline for Receipt of Shareholder Proposals                                           13

Item 6    Exhibits and Reports on Form 8-K                                                        13

          Signature                                                                               14

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                                SoloPoint, Inc.
                         (a development stage company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                       Period from
                                                                                                     March 26, 1993
                                                                                                       (inception)
                                          Three months ended              Nine months ended              through
                                             September 30                    September 30             September 30,
                                         1999            1998           1999           1998               1999
                                      --------------------------    ---------------------------    ----------------
Net revenues                           $  684,065     $  222,879    $ 1,241,519    $    461,111      $  2,685,683
Cost of sales                             691,535        175,917      1,213,419         324,664         3,077,432
                                       ----------     ----------    -----------    ------------      ------------
Gross margin                               (7,470)        46,962         28,100         136,447          (391,749)

Costs and expenses:
    Research and development              179,481        215,042        526,902         777,858         6,195,705
    Sales and marketing                    91,289        128,381        352,269         491,863         4,295,556
    General and administrative            306,880        207,343        739,885         769,151         5,620,979
                                       ----------     ----------    -----------    ------------      ------------
                                          577,650        550,766      1,619,056       2,038,872        16,112,240
                                       ----------     ----------    -----------    ------------      ------------
Loss from operations                     (585,120)      (503,804)    (1,590,956)     (1,902,425)      (16,503,989)
Interest (expense)income, net              (1,538)        23,862         (3,278)         72,382           170,870
                                       ----------     ----------    -----------    ------------      ------------
Net loss                               $ (586,658)    $ (479,942)   $(1,594,234)   $ (1,830,043)     $(16,333,119)
                                       ==========     ==========    ===========    ============      ============

Basic and diluted net loss per share   $     (.23)    $     (.23)   $      (.71)   $       (.88)
                                       ==========     ==========    ===========    ============

Shares used in computing
 basic and diluted net loss per share   2,550,068      2,076,455      2,236,061       2,076,455
                                       ==========     ==========    ===========    ============

                            See accompanying notes.

                                 SoloPoint, Inc.
                          (a development stage company)

                             CONDENSED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)


                                                                      September 30, 1999
                                                                      ------------------
Current assets:
         Cash                                                           $  2,755,057
         Accounts receivable, net                                            163,751
         Inventories                                                         243,116
         Other current assets                                                 82,253
                                                                        ------------

Total current assets                                                       3,244,177

Furniture and equipment, at cost:
         Computers and software                                              282,696
         Furniture and fixtures                                              284,963
         Accumulated depreciation and amortization                          (478,703)
                                                                        ------------

                                                                              88,956

Other non-current assets                                                      37,997
                                                                        ------------

Total assets                                                            $  3,371,130
                                                                        ============

Current liabilities:
         Accounts payable                                               $    590,713
         Accrued compensation                                                 17,218
         Other accrued liabilities                                            62,777
         Deferred revenue                                                      6,626
         Notes payable, current portion                                       35,659
                                                                        ------------

Total current liabilities                                                    712,993

Notes payable, non-current portion                                            14,798

Shareholders' equity:
         Common stock                                                     19,009,574
         Deficit accumulated during the development stage                (16,366,235)
                                                                        ------------

Total shareholders' equity                                                 2,643,339
                                                                        ------------

Total liabilities and shareholders' equity                              $  3,371,130
                                                                        ============

                             See accompanying notes

                                 SoloPoint, Inc.
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Period from
                                                                                                   March 26, 1993
                                                                                                     (inception)
                                                                     Nine months ended                 through
                                                                       September 30                 September 30,
                                                                   1999              1998               1999
                                                                 ----------------------------       -------------
Operating activities
Net loss                                                       $(1,594,234)       $(1,830,043)     $(16,333,119)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Common stock and preferred stock issued for services              -                  -            90,700
       Preferred stock issued for interest payable                       -                  -            49,832
       Provision for inventory                                           -                  -           807,419
       Depreciation and amortization                                69,865             74,339           478,703
        Changes in operating assets and liabilities                311,794           (343,411)         (619,203)
                                                               -----------        -----------      ------------
Net cash used in operating activities                           (1,212,575)        (2,099,115)      (15,525,668)

Investing activities
Acquisitions of furniture and equipment                            (11,746)           (45,031)         (553,262)
Loan to shareholder                                                      -                  -           (35,000)
Payment received from shareholder                                        -                  -             1,500
Deposits and other assets                                                -                  -           (37,997)
                                                               -----------        -----------      ------------
Net cash used in investing activities                              (11,746)           (45,031)         (624,759)

Financing activities
Proceeds from convertible notes payable to shareholders                  -                  -         1,120,000
Proceeds from bank line of credit                                                     100,000           100,000
Principal payment on bank line of credit                          (100,000)                 -          (100,000)
Proceeds from convertible notes payable                                  -                  -         1,813,000
Proceeds from notes payable                                              -                  -           191,496
Principal payments on capital lease obligations                    (39,362)           (36,158)         (155,434)
Proceeds from notes receivable from shareholders                    59,770                  -           157,500
Proceeds from sale of preferred stock, net of issuance costs             -                  -         3,951,622
Issuance of common stock, net of repurchases and
    issuance costs                                               3,053,125          3,543,561        11,827,300
                                                               -----------        -----------      ------------
Net cash  provided by financing activities                       2,973,533          3,607,403        18,905,484

Net increase (decrease) in cash                                  1,749,212          1,488,987         2,755,057
Cash at beginning of period                                      1,005,845             65,858                 -
                                                               -----------        -----------      ------------
Cash at end of period                                          $ 2,755,057        $ 1,554,845      $  2,755,057
                                                               ===========        ===========      ============

                            See accompanying notes.

                                 SoloPoint, Inc.
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General The condensed financial statements for the three and nine month periods ended September 30, 1999 and 1998 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the year ended December 31, 1998. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Earnings per share The Company computes net loss per share based on Financial Accounting Standards Board Statement No. 128 "Earnings per Share," ("FAS 128"). In accordance with FAS 128, basic net loss per share excludes dilutive common stock equivalents and is calculated as net loss per share divided by the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants (using the treasury stock method) are excluded from the calculation of net loss per share as their effect is anti-dilutive.

3. Comprehensive Income (loss) Comprehensive income includes changes in the balances of items that are reported directly in a separate component of shareholders equity on the balance sheet. The Company does not have any items reported directly in a separate component of shareholders' equity and therefore is not required to report comprehensive income for the three and nine month periods ended September 30, 1999 and 1998.

4. Segment Information Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") was issued in June 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments including products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. The Company operates in one business segment, the sale of personal communication equipment. All of the Company's sales are to customers in the United States. During the nine months ended September 30, 1999, two customers accounted for approximately 74% and 14% of SoloPoint's net revenues compared to one customer during the nine months ended September 30, 1998 which accounted for approximately 44% of revenue. We cannot assure you that these customers will continue to order similar volume of product from us. A significant reduction in sales volume attributable to the loss of any of our customers, or our inability to collect accounts receivable from any major customer could have a materially adverse effect on our business, financial condition and results of operations.

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

To date, SoloPoint's working capital requirements have been met through the sale of equity and debt securities and minimal revenues from product sales. SoloPoint has sustained significant operating losses in every fiscal period since inception and expects to incur substantial quarterly operating losses at least through the end of calendar year 1999 and possibly longer. During the quarter ended September 30, 1999 SoloPoint completed a Private Placement of Common Stock for $3,150,000. We believe this funding provides us with adequate working capital through at least the year 2000. However, we cannot assure you that additional funding may not be necessary in the future or that funding will be available to us on acceptable terms, if at all, if needed or that we will achieve profitable operations.

Results of Operations

Net Revenues

Since inception, SoloPoint's focus has been on the design and development of personal communications management solutions for communications-dependent individuals. We introduced our first product, SmartCenter, at the end of March 1996 with the initial shipment of our second product, SmartMonitor, at the end of September 1996. We recorded our initial revenues in the quarter ended June 30, 1996. SoloPoint's products currently have a 30-day, unconditional, money-back guarantee. We recognize revenue when our products are shipped and the 30-day money-back guarantee period has lapsed. One major customer does not have this 30 day money back guarantee and therefore revenues are recognized upon shipment. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of revenue and accounts receivable.

Net revenues for the three months ended September 30, 1999, were $684,065 compared to $222,879 for the three months ended September 30, 1998, an increase of 207%. Net revenues for the nine month period ended September 30, 1999 were $1,241,519 compared to $461,111 for the nine month period ended September 30, 1998, an increase of 169%. The increase in net revenues for both the three and nine month periods is mainly attributable to revenues from the initial customer shipments of our new S-310 Complete Call Manager.

Gross Margin

Cost of sales for the three months ended September 30, 1999, was $691,535, which was 101% of revenue as compared to $175,917 for the three months ended September 30, 1998 which was 79% of revenue for that period. Cost of sales for the nine month period ended September 30, 1999 was $1,213,419 which was 98% of revenue compared to $324,664 which was 70% of revenue for the nine month period ended September 30, 1998. Gross margin percentage for the three and nine month periods ended September 30, 1999 declined primarily due to our aggressive initial pricing of our new S-310 product, higher freight costs incurred in order to meet our customer delivery schedules, as well as the impact of a price reduction of the SmartScreen product during the second quarter of 1998.

Operating Expenses

Research and Development. Research and development expenses were $179,481 for the three months ended September 30, 1999 compared to $215,042 for the three months ended September 30, 1998, a decline of 17%. Research and development expenses for the nine months ended September 30, 1999 were $526,902 as compared to $777,858 for the nine month period ended September 30, 1998, a decline of 32%. The decline for the three and nine month periods ended September 30, 1999 is mainly due to reduced headcount, a reduction in the utilization of outside contractors for development during both of these periods as well as reduced spending for beta components. We anticipate that research and development expenses for the balance of 1999 will remain relatively consistent with the first three quarters of 1999.

Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 1999, were $91,289 as compared to expenses of $128,381 for the three months ended September 30, 1998, a decrease of 29%. Sales and marketing expenses for the nine month period ended September 30, 1999 were $352,269 compared to $491,863 for the nine month period ended September 30, 1998, a decline of 28%. The decline for the three and nine month periods ended September 30, 1999 is a result of the continued cost controls implemented by us during the second half of 1998 along with a reduction in sales personnel and related expenses. We anticipate that sales and marketing expenses may grow in future quarters from the level experienced in the first nine months of 1999 as we increase marketing activities and efforts to expand distribution of our current and anticipated future products.

General and Administrative. General and administrative expenses were $306,880 for the three months ended September 30, 1999, as compared to $207,343 for the three months ended September 30, 1998. This increase of 48% is attributable to a one time bonus of $50,000 of fully vested common stock paid to one of our suppliers in exchange for past extension of payment terms as well as the payment of cash bonuses which were then used to pay off shareholder notes as reflected in the cash flow. If these one-time charges were not incurred, expenses would have decreased by 4% for the three months ended September 30, 1999, compared to the same period last year. General and administrative expenses decreased 4% for the nine month period ended September 30, 1999 to $739,885 from $769,151 in the first nine months of 1998. The decrease for the nine months ended September 30, 1999 is primarily due to a reduction in our utilization of an outside consultant in the MIS area and reduced headcount and related personnel expenses. We anticipate that general and administrative expenses may grow modestly in absolute dollars, but may decrease as a percentage of revenue, as we build the infrastructure necessary to support a growing customer base and accommodate expanded operations.

Other Income (Expense)

Other income (expense) is comprised primarily of interest expense on our equipment lease line offset by interest on cash balances. Interest income of $1,659 for the three months ended September 30, 1999 primarily reflects interest on cash balances as compared to interest income of $35,105 for the three months ended September 30, 1998 which resulted from interest earned on the proceeds from the completion of our secondary offering in January 1998. For the nine months ended September 30, 1999 we recognized interest income of $8,808 offset by interest expense of $12,086 as compared with interest income of $99,252 offset by interest expense of $26,870 for the same period of the prior year.

Provision for Income Taxes

There was no provision for federal or state income taxes for the three and nine month periods ending September 30, 1999, as SoloPoint incurred a net operating loss. SoloPoint expects to incur a net operating loss for the year ending December 31, 1999. As a result, the net operating loss carryforwards will increase. At December 31, 1998, SoloPoint had federal and state net operating loss carryforwards of approximately $7,700,000. We also had federal and state research and development tax credit carryforwards of approximately $150,000 and $75,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 1998 through 2012, if not utilized. The utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. If an ownership change were to occur, net operating loss and tax credit carryforwards could expire before utilization. For financial reporting purposes, a valuation allowance of $5,900,000 has been recorded to offset deferred tax assets recognized under the Financial Accounting Standards No. 109, "Accounting for Income Taxes," primarily related to the net operating loss carryforwards and capitalized research and development expenses.

Liquidity and Capital Resources

As of September 30, 1999, SoloPoint had cash of $2,755,057 and working capital of $2,531,184 as compared to cash of $1,554,845 and working capital of $1,894,011 at September 30, 1998. We used cash of $1,212,575 in our operating activities for the nine months ended September 30, 1999. During the nine months ended September 30, 1999 our principal uses of cash were to fund the Company's working capital requirements.

We expect to incur additional substantial losses through the end of calendar 1999 and possibly through 2000. During September 1999 we closed financing in the amount of $3,150,000 which should provide working capital through at least the year 2000, before expenses, through a private placement of our common stock. We cannot assure that any additional financing will be required in the future or that additional financing will be available on acceptable terms, or at all, when required by us. In April 1999, we repaid our draw down of $100,000 under our line of credit with Silicon Valley Bank which was not renewed. As of September 30, 1999, we did not have any significant commitments for capital or other expenditures.

Future Operating Results

Since our inception in 1993, we have incurred significant losses, have had substantial negative cash flow, and have realized limited revenues. At September 30, 1999, we have an accumulated deficit of $16,366,235, and have incurred an operating loss of $1,590,956 in the nine months ended September 30, 1999. We expect to continue to incur substantial operating losses at least through our fiscal year ending December 31, 1999 and possibly through the year 2000.

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

Relating to the first key area we are in the process of upgrading our internal and administrative information systems to determine the areas of Year 2000 exposure. We plan to purchase and implement upgrades to the Year 2000 compliant versions in the fourth quarter of 1999.

We have reviewed our product line and determined that one product is impacted by the Year 2000 issue. We have identified a solution that corrects the issue. We completed our implementation and testing of the solution during the third quarter ended September 30, 1999. We are continually discussing with our major customers, the RBOCs and LECs, whether their internal systems have any Year 2000 exposure that would preclude their customers from using our products. Indications are that they anticipate their systems will be Year 2000 compliant by the end of December 1999.

We continue to contact and discuss with third party vendors our reliance on their assurance of Year 2000 compliance. We generally do not have contractual rights with third party vendors should their equipment or software fail due to Year 2000 issues. We outsource the manufacture of nearly all our products and the failure of any one of the subcontract manufacturers to continue to perform on their obligations to us could severely disrupt our ability to carry on our business. We also rely on phone companies, long distance carriers, financial institutions and electric companies and the failure of any one of these could also severely disrupt our ability to carry on our business.

As of December 31, 1998, we had identified the cost related to replacing and testing the systems and applications mentioned as part of our internal financial systems and internal systems network. This cost is estimated to be less than $1,000. As of September 30, 1999, we believe this estimate to still be accurate. We have also identified the cost components related to correcting the Year 2000 problem on our one product. The cost to complete the correction was less than $5,000. We have yet to complete our efforts to contact third party vendors and confirm their Year 2000 compliance but do not expect the cost of this effort to be significant. We anticipate this being completed by the end of 1999. We derived these estimates using a number of assumptions, including the assumption that we have already identified our most significant Year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of our Year 2000 review and remediation efforts to date, our planned upgrade to Year 2000 compliant internal financial and networking systems by the end of the fourth quarter of 1999, and the activities that remain to be completed, we do not consider contingency planning to be necessary at this time.

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

Going Concern Assumptions; Future Capital Needs Uncertain; No Assurance of Future Financing SoloPoint has incurred cumulative net losses of $16,333,119 as of September 30, 1999. During September 1999 we closed financing in the amount of $3,150,000, before expenses, through a private placement of our common stock. We cannot assure that any additional financing will not be required in the future or that additional financing will be available on acceptable terms, or at all, when required by us. Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations and our level of operating expenses, none of which can be predicted with any certainty. Based upon the successful completion of our recent private placement we believe we have adequate working capital through the end of calendar year 2000.

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

Risks Associated with Strategic Relationships We believes that our future success, if any, will be largely dependent on our ability to either sell our products to or enter into joint marketing arrangements with RBOCs and LECs in the United States. In particular, we believe that certain of our products can be sold profitably only if they are sold to or in conjunction with RBOCs and LECs. Selling a product to or entering into a marketing relationship with an RBOC or LEC is generally a lengthy process. A failure by us to develop significant relationships with RBOCs and LECs would have a materially adverse effect on our business and operating results. We have entered into a marketing agreement with Pacific Bell, which calls for Pacific Bell to market a co-branded version of our SmartScreen S-100 product. Also, during the first quarter of 1999 we have entered into an agreement with Cincinnati Bell for our S-310 product. We cannot assure that the marketing agreements with Pacific Bell and Cincinnati Bell will be successful or that we will be able to establish relationships with other RBOCs. Even if we are successful in establishing alliances or relationships with RBOCs, LECs or other strategic partners, we cannot assure that such alliances or relationships will result in an increase in our distribution channels or product revenues or otherwise provide any benefit to us. In addition, the strategic partners may be in direct or indirect competition with us or among each other. The presence of potential or actual conflicts of interest could materially adversely affect our relationships with potential strategic partners, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Delisting of Securities from the Nasdaq Market; Limited Liquidity of Trading Market On August 12, 1999, we attended an oral hearing before the Nasdaq Panel to determine if shares of SoloPoint's Common Stock were to be delisted from the Nasdaq SmallCap Market. The Nasdaq Small-Cap Market is a significantly less liquid market than the Nasdaq National Market. We requested an expedited decision based upon our timing to complete our private placement which was underway at the time of the hearing. On September 2, 1999, we were granted a qualifications exception by the Nasdaq Listing Qualifications Panel based upon SoloPoint meeting certain criteria by October 29, 1999. We complied with all but one criteria. This criteria was that SoloPoint's stock price be at $1.00 or above as of October 29, 1999, and remain at that level for a minimum of ten consecutive business days. We held a Special Shareholders Meeting on October 26, 1999. One of the proposals to be voted on at this meeting was the approval for a one for three reverse split which would have allowed the stock price to meet Nasdaq's requirement. However, the one for three reverse split proposal was voted down by a majority of the shareholders. Our stock price as of October 29, 1999 was below the $1.00 required by Nasdaq. This, in conjunction with the defeat of the one for three reverse split proposal at our Shareholder meeting, caused the Nasdaq to delist SoloPoint's common stock from the Nasdaq SmallCap Market effective with the close of business on November 2, 1999. However, our stock will be eligible to trade on the OTC ("Over the Counter") Bulletin Board.

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

PART II.  OTHER INFORMATION
---------------------------

Item 4.  DEADLINE FOR RECEIPT OF SHAREHOLDER PROPOSALS

         Shareholders are entitled to present proposals for action at a forthcoming meeting if they comply with the requirements of the proxy rules established by the Securities and Exchange Commission. Proposals of shareholders of the Company that are intended to be presented by such shareholders at the Company's 2000 Annual Meeting of shareholders must be received by the Company no later than December 31, 1999, in order that they may be considered for inclusion in the proxy statement and form of proxy relating to the meeting.

         If a shareholder intends to submit a proposal at the Company's Annual Meeting, which is not eligible for inclusion in the proxy statement relating to that meeting, the shareholder must give the Company notice in accordance with the requirements set forth in the Securities and Exchange Act of 1934, as amended, no later than February 14, 2000. If such shareholder fails to comply with the foregoing notice provision the proxy holders will be allowed to use their discretionary authority when and if the proposal is raised at the Company's Annual Meeting in 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

27   -  Financial Data Schedule

b) Reports on Form 8-K

     -  None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   November 15, 1999                     SOLOPOINT, INC.


by: /s/ Arthur G. Chang                      by: /s/ Ronald J. Tchorzewski
    -------------------                          -------------------------
Arthur G. Chang                              Ronald J. Tchorzewski
President and CEO                            Chief Financial Officer
(Duly Authorized Officer)                    (Principal Accounting Officer)