Form 10KSB
period 1999-12-31
SOLOPOINT INC
filed 2000-03-30
CIK 1017545

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-KSB
(Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1999
                                     OR
            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from to .
                       Commission file number: 0-21037

                             SoloPoint.com, Inc.
           (Exact name of registrant as specified in its charter)

                  California                        77-0337580
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)        Identification Number)
--------------------------------------------------------------------------------

        130-B Knowles Drive, Los Gatos, CA            95032
     (Address of principal executive office)        (Zip Code)
--------------------------------------------------------------------------------

     Registrant's telephone number, including area code: (408) 364-8850
      Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, no par value
                              (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 29, 2000 was approximately $9,962,568, based upon the closing price of such stock on March 27, 2000 as published by the National Quotation Bureau on the over the counter pink sheets.

As of March 29, 2000, 4,981,284 shares of Common Stock of the registrant were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 5, 9, 10, 11 and 12 of Form 10-KSB is incorporated by reference from the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1999.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

  The following section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the products of the Company, the Company's efforts to establish and maintain distribution partners, the development of new products, and the Company's planned investment in the marketing and distribution of its current products and research and development with regard to future products. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including: the ability of the Company to obtain additional funding, dependence on market acceptance of the Company's products; dependence on a limited number of customers; lack of significant sales and distribution channels; the Company's ability to timely develop new products; business conditions and growth in the personal communications management industry and general economy; competitive factors, such as rival providers of personal communications management products and services and price pressures; compatibility with a wide variety of switching configurations; reliance on sole source contract manufacturers and component suppliers; dependence on a limited number of key personnel; rapid technological changes; as well as other factors set forth elsewhere in this Form 10-KSB.

     Founded in 1993, SoloPoint.com, Inc. ("SoloPoint" or the "Company") designs, develops and markets innovative and easy-to-use personal communications management products that connect people more effectively. The Company markets its current products to customers of the residential Regional Bell Operating Companies ("RBOC") and Local Exchange Carriers ("LEC"), Small Office Home Office ("SOHO") professionals and professionals in corporate satellite offices.

     From inception (March 26, 1993) through December 31, 1999, SoloPoint has incurred cumulative net losses of $17,218,121, and expects to incur substantial losses over at least the next year. We have insufficient cash to continue our operations beyond June 30, 2000 at our projected level of operations. Our ability to continue as a going concern is dependent upon successfully raising additional capital through equity or debt financings and, ultimately, upon achieving profitable operations. However, we cannot assure you that additional funding will be available to us on acceptable terms, if at all, or that we will achieve profitable operations. The accompanying disclosures have been prepared assuming SoloPoint will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Industry Overview

  The market for traditional enhanced communications services changed dramatically during the past year. The RBOCs and LECs changed their marketing focus from traditional CPE (customer premises equipment) add-on services to bundled service offerings, and developed new Internet based strategies designed to deploy broadband DSL as quickly as possible. As a result, demand for traditional CPE products has significantly diminished.

  Traditional Regional Bell Operating Companies (RBOCs) and Local Exchange Carriers (LECs) see the convergence of voice and data as the next new wave of residential services. Since the passage of the Telecom Reform Act in 1996, the monopoly over residential customers, previously held by these incumbent providers, has been challenged by a new group of providers known as Competitive Local Exchange Carriers (CLECs). All of these providers are now focused on delivering broadband services as quickly as possible. At the same point that infrastructure costs have come down to a reasonable level, the demand for higher speed services has increased. Internet content has become more sophisticated and new multi-media content such as broadcast audio and video has become available. With the tremendous bandwidth the backbone Internet infrastructure now has the capacity to deliver, deployment of broadband services such as DSL and cable modems will enable the next generation Internet experience for consumers.

Products

  The Company currently offers three products in its personal communications management product line: SmartScreen, which allows a residential RBOC or LEC Voice Mail customer to locally screen an incoming call and take the call, if desired; SmartMonitor, which allows a mobile professional to remotely monitor and take office calls from a cellular or PCS phone; and SmartCenter, which provides a feature rich call management environment for SOHO professionals and professionals in corporate satellite offices.

SmartScreen S-100:   The SmartScreen S-100 is currently sold by Pacific Bell for
$49.95 and is also available through the Company's web store and various retail outlets for $69.95. The S-100 enables a residential RBOC or LEC Voice Mail user to screen and manage incoming calls while callers are leaving messages on the user's RBOC or LEC Voice Mail. The user can connect with a caller while he/she is leaving a Voice Mail message at any time during the call.

SmartScreen S-210: The S-210 manages your telephone company Voice Mail through simple, intuitive buttons. It also lets you screen your calls and visually alerts you when you have messages.

S-310 Caller ID/Voice Mail Manager: The S-310 contains a number of helpful features that will simplify and enhance your use of Caller ID, Voice Mail, and features such as 3-Way Calling, Call Waiting and Call Forwarding.

SmartMonitor M-100:   The SmartMonitor M-100 currently retails for $199.95 and
is designed to meet the needs of mobile professionals who have a direct access office number and an answering machine. The M-100 enables users to screen incoming office calls from either their cellular or PCS telephone. When a caller dials the user's office number, SmartMonitor simultaneously rings the user's office number and cellular or PCS telephone. The user can optionally monitor calls as messages are being left on the user's office answering machine. The user can also elect to instantly connect to callers by simply pushing a button. A key benefit of the M-100 is that it enables users to be more accessible to their customers without disclosing their cellular or PCS numbers or the user's current location. Since the user's office telephone and Cellular or PCS telephone ring simultaneously, the user can answer either telephone without having to disable or enable any of the screening features of the M-100, an advantage over RBOC or LEC Call Forwarding.

SmartMonitor M-200:   The M-200 currently retails for $249.95 and is designed to meet the needs of high-end mobile professionals who have a direct access office number and RBOC or LEC Voice Mail or answering machines. When used with RBOC or LEC Voice Mail, the M-200 requires RBOC or LEC Three-Way Calling service.

SmartCenter Family

The SmartCenter C-120 currently retails for $495 per unit and is a complete, multifunction, communications management platform designed to meet the needs of mobile, communications-dependent SOHO individuals. The SmartCenter C-120 is an integrated communications management hardware device that fits under a telephone, connects to two analog telephone lines and provides four general-purpose extensions for connecting personal office telephone equipment.

The A-200 provides a complete automated attendant system for small businesses with enhanced features such as call filtering, scheduling, and fax handling for up to 2 incoming telephone lines. The A-400 provides the same features for up to 4 incoming telephone lines. Additional modules may be added, in 2 line increments, to a maximum of 10 lines.

Sales and Marketing

  Since March 1996, the Company has introduced three product lines that are designed to address specific market segments and customers. The Company's current products are sold to residential RBOC and LEC Voice Mail customers, mobile professionals and SOHO professionals and professionals in corporate satellite offices.

  The Company's distribution strategy for its current product line is to enter into co-marketing or reseller agreements with established RBOCs and LECs, as well as to sell directly to end user customers. In May 1997, the Company entered into a marketing agreement with Pacific Bell to market a co-branded version of the S-100 to Pacific Bell's residential Voice Mail customers. In September 1999, the Company entered into a reseller agreement with Cincinnati Bell for the S-310 Caller ID/Voice Mail Manager. No other co-marketing or reseller agreements have been established for the Company's current product line.

Manufacturing

  The Company is planning to fulfill all existing agreements for shipment and support of existing personal communications management products; however, it does not intend to continue to actively market and sell its existing product line. Consequently, it does not intend to manufacture any additional units of its personal communications management product line.

Research and Development

  Since its inception, the Company has made a substantial investment of $6,364,793 from its inception through December 31, 1999 in research and development. This investment has resulted in the modular hardware and software technology which the Company has utilized in its three product lines:
SmartCenter, SmartMonitor and SmartScreen. The Company is currently developing Connectivity For Living, a new product line that integrates communications, localized content and advertising through a portal over always-on broadband services to special Lifestyle(TM) appliances located throughout the home. The Company intends to design these appliances to not only provide access to local content and family information, but also to serve as communication centers by integrating the functions of additionally separate devices such as telephones, clock radios, pagers, intercoms and PCs. While the Company believes that its future success, if any, will depend in large part on its ability to fully develop the technology for its Connectivity For Living potential future products, the Company expects to continue to derive substantially all of its revenues, if any, over the next 12 months from the sale of its existing products. As of December 31, 1999, the Company's product development staff consisted of three engineers. Two additional engineers have joined the Company since December 31, 1999. The Company also utilizes consultants on a project basis from time to time. The Company's total expenses for research and development for the years ended December 31, 1999 and 1998 were $695,990 and $929,542 respectively.

Competition

  The market for Internet broadband services is highly competitive and characterized by rapid technological change, frequent new product introductions, short product life cycles, evolving industry standards and significant price erosion over the life of a product or service. The Company believes that the principal competitive factors affecting this market include product features, compatibility with a wide variety of devices, price, ease of use, quality, customer service and support, as well as company and product reputation.

  There are many competitive trends that will impact the Company's Connectivity For Living future product line, including the accelerated acceptance of e-mail and instant messaging as a communications method for the masses, the eventual convergence of voice and data, the technology acceptance and movement of the PC into the home, and technology advances in both hardware and software that allow "Internet appliances" to be developed for mass consumer consumption. These trends will all help to accelerate the convergence of the telephone, PC and Internet. SoloPoint will see competition from companies that are pursuing one or more of these industry trends.

  Most of the Company's present and potential competitors have substantially greater financial, marketing, technical and other resources than the Company. Furthermore, the Company also expects to compete with companies that have substantial manufacturing, marketing and distribution capabilities, areas in which the Company has limited or no experience. Increased competition, direct and indirect, could materially adversely affect the Company's revenues and profitability through pricing pressure and loss of market share. There can be no assurance that the Company will be able to compete successfully against existing and new competitors as the market evolves and the level of competition increases. The failure to compete successfully against existing and new competitors would have a material adverse effect upon the Company's business, financial condition, and results of operations.

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

Risk Factors

Going Concern Assumptions; Future Capital Needs Uncertain; No Assurance of Future Financing

     The Company has incurred cumulative net losses of $17,218,121 as of December 31, 1999 and has never achieved profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, acquire or develop new technology, expand our existing product lines and develop and market our Connectivity For Living potential future product line, implement additional internal systems and infrastructure, and hire additional personnel. We also expect to experience negative operating cash flow for the foreseeable future as we fund our operating losses and capital expenditures. We will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we will achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the market price of our common stock.

     The Company will require additional funding in 2000 in order to continue operations. In the absence of receiving additional funding, the Company anticipates that its existing capital resources and cash generated from operations, if any, will be adequate to meet the Company's cash requirements until June, 2000 at its anticipated level of operations. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations and the Company's level of operating expenses, none of which can be predicted with any certainty. The Company intends to seek additional funding during the next three months and will possibly seek additional funding after that time. There can be no assurance that any additional financing will be available on acceptable terms, if at all, when such financing is required. Moreover, if additional financing is unavailable, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors.

Change in Product Direction; Emerging Market; Dependence on Market Acceptance of Products; Lack of Adequate Marketing Resources

     To date, the market for personal communications management products has developed at a significantly slower rate than the Company had originally anticipated. As a result, the Company is changing its product development direction to develop products for the Internet broadband services market. If the Internet broadband services market fails to grow or grows at a slower rate than the Company currently anticipates, or if the Company fails to achieve sufficient market penetration, the Company's business, financial condition and results of operations will be materially adversely affected. Even if the market for Internet broadband services does grow, there can be no assurance that the Company's current products or any future Internet broadband services products, including but not limited to its Connectivity For Living product line, which may be introduced by the Company will achieve commercial acceptance within such a market. Marketing newly introduced products such as those of the Company in a developing market requires extensive financial resources and marketing efforts. To date, the Company has not had sufficient financial resources to adequately market its products and there can be no assurance that the Company will be able to secure sufficient funds to enable the Company to adequately market its products.

Discontinuation of Product Development in Personal Communications Management Products; Future Revenue Dependent on New Product Development

     The Company will fulfill all existing agreements for shipment and support of existing personal communications management products; however, it does not intend to continue to actively market and sell its existing product line.
Future revenue, if any, will be comprised of sales of the remaining inventory of existing personal communications management products, as well as sales of the Connectivity For Living product line currently under development. Any factors adversely affecting the pricing of, demand for or market acceptance of these products, including competition or technological change, could negatively affect our results of operations. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the adoption of Internet broadband services over competing technologies, the growth and changing requirements of the market for Internet broadband services, the successful development of our relationships with Internet service providers and Internet content providers, the performance, quality, price and total cost of ownership of our products and services, and the performance, quality, price, total cost of ownership and availability of competing products and services. If we are not successful in developing and marketing new and enhanced Internet broadband services products that keep pace with technology and our customer's needs, our operating results will suffer. The market for our products is new and emerging, and is characterized by rapid technological advances, changing customer needs and evolving industry standards. Accordingly, to realize our expectations regarding our operating results, we depend on our ability to develop, in a timely manner, new products that keep pace with developments in technology, meet evolving customer requirements, and enhance our current product offerings and deliver those products through appropriate distribution channels. Developing new products and product enhancements requires significant additional expenditures in research and development. We may not be successful in developing and marketing, on a timely and cost-effective basis, either enhancements to our products or new products that respond to technological advances and satisfy increasingly sophisticated customer needs. If we fail to introduce new products, or enhancements to existing products, our operating results will suffer. In addition, if new industry standards emerge that we do not anticipate or adapt to, our products could be rendered obsolete and our business could be harmed.

Risks Associated with Strategic Relationships

     The Company believes that its future success, if any, will be largely dependent on its ability to either sell its products to or enter into joint marketing arrangements with Internet Service Providers (ISPs) and Internet Content Providers in the United States. A failure by the Company to develop significant relationships with Internet Service Providers or Internet Content Providers would have a materially adverse effect on the Company's business and operating results. Even if the Company is successful in establishing alliances or relationships with ISPs, Internet Content Providers or other strategic partners, there can be no assurance that such alliances or relationships will result in an increase in the Company's distribution channels or product revenues or otherwise provide any benefit to the Company. In addition, the strategic partners may be in direct or indirect competition with the Company or among each other. The presence of potential or actual conflicts of interest could materially adversely affect the Company's relationships with potential strategic partners, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

Assessing future viability of the business; limited ability to forecast revenues

     The Company is entering the new emerging market for Internet broadband services which consequently may make it difficult for you to assess its future viability. We cannot be certain that our business strategy will be successful. In addition, because we have not yet begun commercial shipment of our Connectivity For Living product line currently under development, and are planning on phasing out the marketing and distribution of our existing personal communications management product line, we may have limited insight into trends that may emerge and affect our business. If we fail to respond to such trends and execute our business strategy, our operating results will suffer. Because of our limited operating history in the Internet Broadband Services market and because the market for Internet Broadband Services is new and rapidly evolving, we may not be able to forecast our quarterly revenues. A significant percentage of our expenses, particularly salaries and rent, do not vary with our revenues. If we experience a shortfall in revenues in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower than anticipated quarterly operating results. In addition, our expenses have increased, and will continue to increase, with the anticipated growth in our business. We do not know whether our revenues will grow rapidly enough to absorb these costs. As a result, our quarterly operating results could fluctuate, and such fluctuation could cause the market price of our common stock to decline. We do not believe that period-to-period comparisons of our revenues and operating results are necessarily meaningful. You should not rely on the results of any one quarter as an indication of future performance.

Dependence on Limited Number of Customers

     During the year ended December 31, 1999, two customers accounted for approximately 73% and 25% of the Company's net revenues. The Company expects that sales to relatively few customers will continue to account for a significant percentage of the Company's revenues at least through calendar year 2000. Substantially all of the Company's sales are made on a purchase order basis, and none of the Company's customers has entered into an agreement requiring them to purchase the Company's products. The loss of, or any reduction in orders or returns of product from a current customer could have a material adverse effect on the Company's business, financial condition and results of operations in the near term.

     The Company's ability to increase its sales will depend upon its ability to develop and bring to market its Connectivity For Living potential future products. The Company intends to continue marketing its current products as long as there is existing demand, but does not intend to dedicate substantial resources to the expansion of sales to existing or new customers for current products. In the event that the Company is unsuccessful in developing and marketing its Connectivity For Living product line, the Company's business, financial condition and results of operations would be materially adversely affected.

Delisting of Securities from the Nasdaq Market; Limited Liquidity of Trading Market

     On November 2, 1999 it was determined that the Company was unable to maintain the standards required for continued quotation on the Nasdaq Small-Cap Market. Consequently, its Common Stock was delisted from the Nasdaq Small-Cap Market. Trading, if any, in the Common Stock is now conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq Small-Cap Market listing requirements, or in what are commonly referred to as the ''pink sheets.'' As a result, an investor will find it more difficult to dispose of, or to obtain accurate quotations of the price of, the Company's Common Stock. Nasdaq has recently promulgated new rules which make continued listing of companies on the Nasdaq SmallCap Market more difficult and has significantly increased its enforcement efforts with regard to the Nasdaq standards for such listing. The Company's Common Stock is now subject to so-called ''penny stock'' rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. This could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market.

Forward-looking Statements

     This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include the Company's plans to enter the Internet broadband services market, establish strategic alliances and business relationships, implement a multichannel distribution strategy, expend resources to create end-user demand and brand name recognition and file additional patent applications. Such forward-looking statements may also be deemed to include the Company's expectations concerning factors affecting the market for its current products and any future personal communications management products it may develop, including growth in the personal communications management product marketplace, the dependence of mobile individuals on the ability to manage business communications effectively in a mobile environment and the shortcomings of commercially available personal communications management products. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in the other sections of this Form 10-KSB. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Year 2000 Compliance

  The Company experienced no disruptions in mission critical information technology and non-information technology systems and thus believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from the Year 2000 issues, either with its products, its internal systems, or the products and services of third parties upon who we are dependent. The Company intends to continue monitoring its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.


Intellectual Property Rights

  The Company relies upon a combination of patents, trademarks and non-disclosure agreements in order to establish and protect its proprietary rights. The Company has received four patents and intends to continue to file applications, as appropriate, for any of the Company's future products. There can be no assurance that patents will be issued from any of its pending applications or, if patents are issued, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the right granted there under will provide proprietary protection to the Company. Since United States patent applications are maintained in secrecy until patents issue and since the publication of inventions in technical or patent literature tend to lag behind such inventions by several months, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications, that it was the first to file patent applications for such inventions or that the Company is not infringing on the patents of others.

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

  The Company has received letters from two third parties asserting certain patents for various telephone call processing products and seeking to enter into licensing agreements with the Company with respect to such patents. The Company has had discussions with one of the parties and has reached an understanding as to a licensing agreement. The Company is currently reviewing the second matter to determine the need for any such licensing agreements. While there has been no action taken by either third party during the past twelve months, there can be no assurance that the Company will not be obligated to defend itself in court against allegations of infringement of third-party patents or that the Company would prevail in any such litigation seeking either damages or an injunction against the sale of the Company's products. An adverse outcome in such a suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

Personnel

  As of December 31, 1999, the Company employed 12 people on a full-time basis. Of these, three were responsible for research and development, two were in customer support and quality assurance, three were responsible for sales and marketing, two were responsible for finance and administration and two were responsible for operations. The Company also utilizes consultants to fulfill certain projects in the area of engineering as well as corporate marketing. The Company's employees are not represented by a union and the Company considers its relationship with its employees to be good.

  The Company's future success depends substantially upon the efforts of certain of its executive officers and key technical and other employees, none of whom are covered by key man life insurance. Edward M. Esber, Jr. joined the Company in October 1995 as President, Chief Executive Officer, Chief Financial Officer and Director. In January 1998 Mr. Esber was elected as Chairman of the Board and relinquished his responsibilities as President & CEO. Arthur G. Chang joined the Company in February 1996 as Chief Operating Officer and Vice President of Research and Development. In January 1998 Mr. Chang was elected President and CEO. Donald Nanneman joined the Company in January 1997 as Vice President of Marketing. Thomas J. Muise joined the Company in January 2000 as Vice President of Finance and Chief Financial Officer.

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

ITEM 2. DESCRIPTION OF PROPERTY

  The Company leases approximately 8,200 square feet in a facility in Los Gatos, California. The facility is subject to a lease which expires in September 2000. The current monthly rent is $14,722. The Company has the option to renew the lease for an additional two years. The rent in option year one shall be $15,540 per month and in option year two shall be $16,358 per month. The Company believes that its current facilities are sufficient to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Results of  a special meeting of shareholders held on October 26, 1999:

1. Approval of an increase in the number of shares of Common Stock reserved for issuance under the Company's 1993 Incentive Stock Plan from 949,250 to 1,549,250.
2. Rejection an amendment to the Company's Articles of Incorporation to effect a one-for-three reverse stock split of the Company's outstanding Common Stock.
3.  Approval of a change to the name of the Company to SoloPoint.com, Inc.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Since the Company's initial public offering on August 6, 1996, until November 2, 1999 the Company's Common Stock was traded on the NASDAQ "Small Cap" Market System under the symbol "SLPT". On November 2, 1999 the Company was delisted from the Nasdaq Stock market and began trading on the Over The Counter Bulletin Board under the symbol "SLPTC". As of December 31, 1999 there were 4,981,284 shares of Common Stock outstanding and 35,000,000 shares of Common Stock were authorized.

  The following table sets forth the range of the high and the low closing sales price for each of the periods indicated for shares of the Company's Common Stock.


1999
Quarter Ended                                                                                      High      Low
                                                                                                  -------  -------
March 31, 1999..................................................................................    $2.88    $1.31
June 30, 1999...................................................................................    $2.13    $0.91
September 30, 1999..............................................................................    $1.50    $0.56
December 31, 1999...............................................................................    $1.50    $0.25

1998
Quarter Ended                                                                                      High      Low
                                                                                                  -------  -------
March 31, 1998..................................................................................    $4.50    $2.00
June 30, 1998...................................................................................    $3.00    $1.00
September 30, 1998..............................................................................    $1.75    $0.59
December 31, 1998...............................................................................    $9.00    $0.22

1997
Quarter Ended                                                                                      High      Low
                                                                                                  -------  -------
March 31, 1997..................................................................................   $13.52    $7.00
June 30, 1997...................................................................................   $14.00    $6.52
September 30, 1997..............................................................................   $15.24    $7.52
December 31, 1997...............................................................................   $10.24    $3.00

  As of December 31, 1999 there were 198  holders of record of Common Stock.

Dividend Policy

  The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain earnings, if any, for future growth and expansion of its business.

Recent Sales of Unregistered Securities

  Information required by this item, recent sales of unregistered securities, will be contained in the Company's Notice of 2000 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Such information is incorporated herein by reference.

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

  To date, SoloPoint's working capital requirements have been met through the sale of equity and debt securities and minimal revenues from product sales. SoloPoint has sustained significant operating losses in every fiscal period since inception and expects to incur substantial quarterly losses at least through the end of calendar year 2000 and possibly longer. The Company has insufficient cash to continue its operations beyond June 2000 at its projected level of operations. SoloPoint's ability to continue as a going concern is dependent upon it successfully rasing additional equity or debt financing and, ultimately, upon achieving profitable operations. However, we cannot assure you that additional funding will be available to us on acceptable terms, if at all, or that we will achieve profitable operations.

 Results of Operations

Net Revenues

  Since inception, the Company's focus has been on the design and development of personal communications management solutions for communications-dependent individuals. The Company introduced its first product, SmartCenter at the end of March 1996 and made initial shipments of its second product, SmartMonitor, at the end of September 1996. The Company recorded its initial revenues in the quarter ended June 30, 1996. The Company's products currently have a 30-day, unconditional, money-back guarantee. We recognize revenue when our products are shipped and the 30-day money-back guarantee period has lapsed. One major customer does not have this 30 day money back guarantee and therefore revenues are recognized upon shipment. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of revenue and accounts receivable.

  Net revenues for the year ended December 31, 1999, were $1,621,622 compared to $571,791 for the year ended December 31, 1998, a 184% increase. The increase in net revenues is mainly attributable to revenues derived from the sale of the our S-310 Caller ID/Voice Mail Manager through our reseller agreement with Cincinnati Bell.

Dependence on Key Customers

  During the year ended December 31, 1999, two customers, Cincinnati Bell and Innotrac/Pacific Bell, accounted for approximately 73% and 25%, respectively, of SoloPoint's net revenues. There can be no assurance that such customers will continue to order similar volume of product from the Company. A significant reduction in sales volume attributable to the loss of any of the Company's customers, or the Company's inability to collect accounts receivable from any major customer could have a materially adverse effect on the Company's business, financial condition and results of operations.

Gross Margin

  Cost of sales, which consists mainly of product cost and inventory adjustments, was $1,810,153 or 112% of revenue for the year ended December 31, 1999, as compared to $634,141 or 111% of revenue for the year ended December 31, 1998. The high percentage of cost of sales for the years ended December 31, 1999 and 1998 was due to increases in inventory reserves of approximately $211,000 during the fourth quarter of 1999 and $207,000 during the fourth quarter of 1998. The increase in inventory reserves during the fourth quarter of 1999 relates to the Company's change in business strategy to the Connectivity For Living product line while the increase in the fourth quarter of 1998 relates to the Company's change in distribution strategy and lower than anticipated sales.

Operating Expenses

  Research and Development

  Research and development expenses, which consist primarily of personnel related and consulting expenses, were $695,990 for the year ended December 31, 1999 as compared to $929,542 for the year ended December 31, 1998. This decrease of 25% was primarily a result of lower utilization of outside consultants and design service firms. The Company anticipates that research and development expenses may increase in the future in order to develop the Connectivity For Living future product line should the Company be successful in raising additional capital in calendar year 2000.

  Sales and Marketing

  Sales and marketing expenses which consist primarily of advertising, public relations, marketing communications, conferences and trade shows, travel and personnel expenses were $474,193 for the year ended December 31, 1999 as compared to $625,286 for the year ended December 31, 1998. This decrease of 24% was primarily a result of decreased expenses related to a reduction in personnel and related costs, reduced advertising and marketing efforts, and less attendance at trade shows and conferences. The Company anticipates that sales and marketing expenses may increase in the future in the event of the successful development and subsequent market launch of the Connectivity For Living future product line should the Company be successful in raising additional capital in calendar year 2000.

  General and Administrative

  General and administrative expenses which include personnel, professional services, bad debt, depreciation, and consultant expenses were $1,144,403 for the year ended December 31, 1999 as compared to $1,163,480 for the year ended December 31, 1998. This decrease of 2% was primarily a result of decreased personnel and professional services costs. The Company anticipates that general and administrative expenses may grow in absolute dollars, but may decrease as a percentage of revenue, as it adds the infrastructure necessary to accommodate expanded operations associated with the Connectivity For Living future product line should the Company be successful in raising additional capital in calendar year 2000.

Other Income (Expense)

  Other income (expense) is comprised primarily of interest income on cash balances, which had been nominal until the completion of the sale of an additional 2,904,829 shares of the Company's common stock in a private placement transaction in September 1999. The net proceeds from the private placement earned interest through investment in money market funds and high grade commercial paper. For the year ended December 31, 1999 the Company earned interest income of $42,199 compared with interest income of $108,284 for the year ended

December 31, 1998. The decrease in interest income from 1998 to 1999 of $66,085 or 61% was the result of lower average cash balances. This was offset by interest expense of $18,318 and $32,980 for the years ended December 31, 1999 and 1998, respectively.

Provision for Income Taxes

  There was no provision for federal or state income taxes for the years ended December 31, 1999 and December 31, 1998 as the Company incurred net operating losses. At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $9,800,000 and $9,300,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $150,000. The net operating loss and research and development tax credit carryforwards will expire at various dates beginning in 2000 through 2019, if not utilized. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Liquidity and Capital Resources

  As of December 31, 1999, the Company had cash, cash equivalents, and short-term investments of $2,086,262 and working capital of $1,689,113 as compared to cash, cash equivalents, and short-term investments of $1,005,845 and working capital of $975,728 at December 31, 1998. The Company used cash of $1,863,935 in its operating activities for the year ended December 31, 1999. Principal uses of cash were to fund the Company's net loss. The principal source of cash was the $3,053,125 net proceeds from the Septemeber 1999 private placement of common stock.

  The Company expects to incur additional substantial losses at least through the end of calendar year 2000. The Company will need to seek additional funding during calendar 2000 in order to complete the Connectivity For Living product development and enter the Internet broadband services market. There can be no assurance that the Company will be able to raise such additional funding. In the absence of receiving additional funding, the Company anticipates that its existing capital resources and cash generated from operations, if any, will be adequate to meet the Company's cash requirements through June 30, 2000 at its anticipated level of operations. Failure to obtain funding would have a material adverse effect on the Company's business, financial condition and results of operations and could force management to curtail operations, shelve planned development activities, lay off personnel, seek an acquisition partner or even cease operations. As of December 31, 1999 the Company did not have any significant commitments for capital or other expenditures.

  SoloPoint's capital requirements depend on many factors including market aceptance of its products, the amount of money it invests in research and development of new and enhanced products, the amount of money it invests in increased marketing and sales activities, the amount of inventory it carries as well as other factors. The Company received a report from its independent auditors on their audit of our financial statements as of December 31, 1999 containing an explanatory paragraph that describes the uncertainty as to the Company's ability to continue as a going concern due to its lack of sufficient cash to meet its projected operating expenditures for the next twelve months.
As noted above, the Company will need to seek additional equity or debt financing in 2000. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders. We cannot assure you that financing will be available in amounts or on terms acceptable to the Company, if at all.

Future Operating Results

  Since its inception in 1993, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At December 31, 1999, the Company had an accumulated deficit of $17,251,238, and had incurred operating losses of $2,503,117 and $2,780,658 for the years ended December 31, 1999 and 1998, respectively. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 2000.

 Potential Fluctuations in Quarterly Results

  The Company has experienced and expects to continue to experience fluctuations in operating results. Fluctuations in operating results may result in volatility in the price of the Company's common stock. Operating results may fluctuate as a result of many factors, including:

* the volume and timing of orders received or product returns, if any, during the period;
*   the timing of commercial introduction of future products and enhancements;
* competitive products and the impact of price competition on the Company's average selling prices;
*   product announcements by the Company and its competition;
* the Company's level of research and development and sales and marketing activities;

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


ITEM 7. FINANCIAL STATEMENTS


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SoloPoint.com, Inc.

  We have audited the accompanying balance sheets of SoloPoint.com, Inc. (a development stage company, formerly SoloPoint, Inc.) as of December 31, 1999 and 1998 and the related statements of operations, redeemable convertible preferred stock and shareholders' equity (net capital deficiency), and cash flows for the years then ended and for the period from inception (March 26, 1993) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SoloPoint.com, Inc. (a development stage company) at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended and for the period from inception (March 26, 1993) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

  The accompanying financial statements have been prepared assuming that SoloPoint.com, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses since inception and has insufficient cash to continue its operations beyond June 30, 2000 at its projected level of operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustmentss to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                  /s/ Ernst & Young LLP

Palo Alto, California
February 15, 2000

                              SoloPoint.com, Inc.
                         (a development stage company)

                                BALANCE SHEETS

                                                                                                 December 31,
                                                                                       ---------------------------------
                                                                                            1999              1998
                                                                                       ---------------  ----------------
Assets
Current assets:
 Cash and cash equivalents...........................................................    $    622,362      $  1,005,845
 Short term investments..............................................................       1,463,900                --
 Accounts receivable, net of allowances of  $174,173 in 1999 and $116,997 in 1998....          62,637           152,577
 Inventories.........................................................................         245,742           256,954
 Other current assets................................................................          72,282            72,788
                                                                                         ------------      ------------
Total current assets.................................................................       2,466,923         1,488,164
Furniture and equipment, at cost:
 Computers and software..............................................................         292,789           275,150
 Furniture and fixtures..............................................................         280,763           280,763
                                                                                         ------------      ------------
                                                                                              573,552           555,913
 Accumulated depreciation and amortization...........................................        (542,326)         (408,838)
                                                                                         ------------      ------------
                                                                                               31,226           147,075
Deposits and other assets............................................................          37,997            37,997
                                                                                         ------------      ------------
Total assets.........................................................................    $  2,536,146      $  1,673,236
                                                                                         ============      ============
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable....................................................................    $    638,378      $    239,978
 Accrued compensation................................................................          30,218            12,433
    Bank line of credit..............................................................              --           100,000
    Notes payable, current portion...................................................          38,915            53,696
    Deferred revenue.................................................................          19,485            58,145
 Other accrued liabilities...........................................................          50,814            48,184
                                                                                         ------------      ------------
Total current liabilities............................................................         777,810           512,436
Notes payable, non-current portion...................................................              --            36,123

Commitments and contingencies

Shareholders' equity:
 Common stock, no par value:
  Authorized shares--35,000,000
  Issued and outstanding shares--4,981,284 in 1999 and 2,076,455 in 1998.............      19,009,574        15,956,449
 Deficit accumulated during the development stage....................................     (17,251,238)      (14,772,002)
 Notes receivable from shareholders..................................................              --           (59,770)
                                                                                         ------------      ------------
Total shareholders' equity...........................................................       1,758,336         1,124,677
                                                                                         ------------      ------------
Total liabilities and shareholders' equity...........................................    $  2,536,146      $  1,673,236
                                                                                         ============      ============

                            See accompanying notes.

                              SoloPoint.com, Inc.
                         (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                                      Period from
                                                                                                     March 26, 1993
                                                                                                       (Inception)
                                                                        Year  ended December 31,          Trough
                                                                          1999           1998         December 31, 1999
                                                                      -------------   -----------     ------------------
Net revenues.......................................................    $ 1,621,622    $   571,791        $  3,065,786
Cost of sales......................................................      1,810,153        634,141           3,674,166
                                                                       -----------    -----------        ------------
    Gross margin...................................................       (188,531)      ( 62,350)           (608,380)
Operating expenses:
 Research and development..........................................        695,990        929,542           6,364,793
 Sales and marketing...............................................        474,193        625,286           4,417,480
 General and administrative........................................      1,144,403      1,163,480           6,025,497
                                                                       -----------    -----------        ------------
Total operating expenses...........................................      2,314,586      2,718,308          16,807,770
                                                                       -----------    -----------        ------------

Loss from operations...............................................      2,503,117      2,780,658          17,416,150
Other income (expense):
 Interest income...................................................         42,199        108,284             352,857
 Interest expense..................................................        (18,318)       (32,980)           (154,828)
                                                                       -----------    -----------        ------------
Net loss...........................................................    $(2,479,236)   $(2,705,354)       $(17,218,121)
                                                                       ===========    ===========        ============
Basic and diluted net loss per share...............................    $     (0.85)   $     (1.30)
                                                                       ===========    ===========
Shares used in computing basic and diluted net loss per share......      2,928,008      2,076,455
                                                                       ===========    ===========



                             See accompanying notes

                              SoloPoint.com, Inc.
                         (a development stage company)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
               AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                Redeemable                              Deficit
                                                                Convertible            Common         Accumulated
                                                              Preferred Stock          Stock           During the
                                                             -----------------  --------------------  Development
                                                             Shares    Amount    Shares     Amount       Stage
                                                             -------  --------  --------  ----------  ------------
 Issuance of founders' stock in November 1993 at
  $.001 per share..........................................       --  $     --   75,000      $  300   $        --
 Common stock to be issued in January 1994.................       --        --       --       3,675            --
 Series A-1 redeemable preferred stock to be issued
  in January 1994..........................................       --   250,000       --          --            --
 Issuance of Series A-1 redeemable preferred stock.........   25,000        --       --          --            --
 Recapitalization exchange of common stock for
  Series A-1 redeemable preferred stock at $.04
  per share................................................    7,500       300  (75,000)       (300)           --
 Issuance of Series A-1 redeemable preferred stock
  in exchange for services in January 1994 at
  $10.00 per share.........................................       13       125       --          --            --
 Issuance of common stock from January 1994
  through April 1994 at $.01 per share.....................       --        --   99,025         286            --
 Issuance of common stock in exchange for services,
  from February 1994 through October 1994 at
  prices ranging from $.01 to $.40 per share...............       --        --     4218       4,935            --
 Issuance of Series A-2 redeemable preferred stock
  in May 1994 at $3.50 per share, less issuance
  costs of $8,653..........................................   78,571   266,347       --          --            --
 Issuance of Series A-2 redeemable preferred stock
  in May 1994 at $3.50 per share in exchange for
  interest payable.........................................      956     3,345       --          --            --
 Issuance of Series A-3 redeemable preferred stock
  in July and August of 1994 at $4.00 per share,
  less issuance costs of $13,292...........................  143,750   561,708       --          --            --
 Issuance of Series A-4 redeemable preferred stock
  in December 1994 at $4.50 per share, less
  issuance costs of $6,587.................................   82,378   364,114       --          --            --
 Issuance of common stock in exchange for services
  from January 1995 through December 1995 at
  prices ranging from $.40 to $.50 per share...............       --        --     3521       6,873            --
 Issuance of common stock from July 1995 through
  November 1995 at $.50 per share..........................       --        --      600       1,200            --
 Exercise of stock options.................................       --        --      594         950            --
 Repurchase of common stock................................       --        --   (1,667)        (67)           --
 Issuance of Series A-4 redeemable preferred stock
  in January 1995 at $4.50 per share, less issuance
  costs of $3,583..........................................   18,417    79,295       --          --            --
 Issuance of Series A-5 redeemable preferred stock
  from March 1995 through May 1995 at $5.00
  per share, less issuance costs of $13,227................  154,000   756,773       --          --            --
 Issuance of Series A-6 redeemable preferred stock
  in June 1995 at $6.00 per share, less issuance
  costs of $15,572.........................................   85,000   494,428       --          --            --
                                                             -------  --------  --------  ----------  ------------
 Net loss through December 31, 1995........................       --        --       --          --    (3,764,539)
 Accretion of redeemable preferred stock...................       --    22,078       --          --       (22,078)

                                                                                  Total
                                                                   Notes      Shareholders'
                                                                 Receivable    Equity (Net
                                                                    from         Capital
                                                                Shareholders   Deficiency)
                                                                ------------  --------------
 Issuance of founders' stock in November 1993 at
  $.001 per share..........................................      $        --    $       300
 Common stock to be issued in January 1994.................               --          3,675
 Series A-1 redeemable preferred stock to be issued
  in January 1994..........................................               --             --
 Issuance of Series A-1 redeemable preferred stock.........               --             --
 Recapitalization exchange of common stock for
  Series A-1 redeemable preferred stock at $.04
  per share................................................               --           (300)
 Issuance of Series A-1 redeemable preferred stock
  in exchange for services in January 1994 at
  $10.00 per share.........................................               --             --
 Issuance of common stock from January 1994
  through April 1994 at $.01 per share.....................               --            286
 Issuance of common stock in exchange for services,
  from February 1994 through October 1994 at
  prices ranging from $.01 to $.40 per share...............               --          4,935
 Issuance of Series A-2 redeemable preferred stock
  in May 1994 at $3.50 per share, less issuance
  costs of $8,653..........................................               --             --
 Issuance of Series A-2 redeemable preferred stock
  in May 1994 at $3.50 per share in exchange for
  interest payable.........................................               --             --
 Issuance of Series A-3 redeemable preferred stock
  in July and August of 1994 at $4.00 per share,
  less issuance costs of $13,292...........................               --             --
 Issuance of Series A-4 redeemable preferred stock
  in December 1994 at $4.50 per share, less
  issuance costs of $6,587.................................               --             --
 Issuance of common stock in exchange for services
  from January 1995 through December 1995 at
  prices ranging from $.40 to $.50 per share...............               --          6,873
 Issuance of common stock from July 1995 through
  November 1995 at $.50 per share..........................               --          1,200
 Exercise of stock options.................................               --            950
 Repurchase of common stock................................               --            (67)
 Issuance of Series A-4 redeemable preferred stock
  in January 1995 at $4.50 per share, less issuance
  costs of $3,583..........................................               --             --
 Issuance of Series A-5 redeemable preferred stock
  from March 1995 through May 1995 at $5.00
  per share, less issuance costs of $13,227................               --             --
 Issuance of Series A-6 redeemable preferred stock
  in June 1995 at $6.00 per share, less issuance
  costs of $15,572.........................................               --             --
                                                                ------------  --------------
 Net loss through December 31, 1995........................               --     (3,764,539)
 Accretion of redeemable preferred stock...................               --        (22,078)

                              SoloPoint.com, Inc.
                         (a development stage company)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
         AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) (Continued)




                                                      Redeemable                                    Deficit
                                                     Convertible                                  Accumulated
                                                   Preferred Stock           Common Stock          During the
                                              -------------------------  ----------------------   Development
                                                Shares        Amount      Shares      Amount         Stage
                                              -----------  ------------  --------  ------------  --------------
Balance at December 31, 1995................     595,585   $ 2,798,513   106,291   $    17,852    $ (3,786,617)
                                              -----------  ------------  --------  ------------  --------------
 Exercise of stock options..................          --            --     6,535        11,281              --
 Repurchase of common stock.................          --            --   (13,203)         (528)             --
 Conversion of A-6 to A-7
  redeemable preferred stock................      17,000            --        --            --              --
 Issuance of common stock at $.50
  per share.................................          --            --     2,750         5,500              --
 Issuance of Series A-7 redeemable
  preferred stock for bridge notes
  in February 1996..........................     286,600     1,433,000        --            --              --
 Issuance of Series A-7 redeemable
  preferred stock from February
  1996 through March 1996 at
  $5.00 per share, less issuance                 239,500     1,178,657        --            --              --
  costs of $18,843..........................
 Issuance of common stock for notes
  receivable................................          --            --    78,750       157,500              --
 Issuance of redeemable preferred
  stock in exchange for services
  from January 1996 through July                   8,004        40,000        --            --              --
  1996......................................
 Issuance of Series A-7 redeemable
  preferred stock in March 1996 at
  $5.00 per share in exchange for                  6,753        33,767        --            --              --
  interest payable..........................
 Accretion of redeemable preferred
  stock.....................................          --        11,040        --            --         (11,040)
 Issuance of common stock in
  exchange for services for 1996............          --            --     4,076        26,767              --
 Issuance of common stock in
  exchange for bridge note..................          --            --    75,000     1,500,000              --
 Issuance of common stock in
  exchange for interest associated
  with bridge note..........................          --            --       636        12,720              --
 Shares repurchased.........................      (5,000)      (20,000)  (10,500)      (63,000)             --
 Conversion of redeemable preferred
  stock to common stock upon
  public offering in August 1996............  (1,148,442)   (5,474,977)  287,110     5,474,977              --
 Issuance of common stock upon the
  initial public offering net of
  issuance costs of $1,483,064..............          --            --   337,500     5,266,936              --
 Net loss...................................          --            --        --            --      (3,593,612)
                                              -----------  ------------  --------  ------------  --------------
Balance at December 31, 1996................          --            --   874,945    12,410,005      (7,391,269)
     Exercise of stock options..............          --            --        98         1,831              --
     Issuance of common stock in exchange
          for services for 1997.............          --            --     1,412        12,000              --
     Proceeds from note receivable from
          shareholders......................          --            --        --            --              --
     Net loss...............................          --            --        --            --      (4,675,379)
                                              -----------  ------------  --------  ------------  --------------
Balance at December 31, 1997................          --            --   876,455   $12,423,836    $(12,066,648)

                                                                            Total
                                                             Notes      Shareholders'
                                                          Receivable     Equity (Net
                                                             from          Capital
                                                         Shareholders    Deficiency)
                                                         -------------  --------------
Balance at December 31, 1995................             $                $(3,768,765)
                                                         -------------  --------------
 Exercise of stock options..................                       --          11,281
 Repurchase of common stock.................                       --            (528)
 Conversion of A-6 to A-7
  redeemable preferred stock................                       --              --
 Issuance of common stock at $.50
  per share.................................                       --           5,500
 Issuance of Series A-7 redeemable
  preferred stock for bridge notes
  in February 1996..........................                       --              --
 Issuance of Series A-7 redeemable
  preferred stock from February
  1996 through March 1996 at
  $5.00 per share, less issuance                                   --              --
  costs of $18,843..........................
 Issuance of common stock for notes
  receivable................................                 (157,500)             --
 Issuance of redeemable preferred
  stock in exchange for services
  from January 1996 through July                                   --              --
  1996......................................
 Issuance of Series A-7 redeemable
  preferred stock in March 1996 at
  $5.00 per share in exchange for                                  --              --
  interest payable..........................
 Accretion of redeemable preferred
  stock.....................................                       --         (11,040)
 Issuance of common stock in
  exchange for services for 1996............                       --          26,767
 Issuance of common stock in
  exchange for bridge note..................                       --       1,500,000
 Issuance of common stock in
  exchange for interest associated
  with bridge note..........................                       --          12,720
 Shares repurchased.........................                       --         (63,000)
 Conversion of redeemable preferred
  stock to common stock upon
  public offering in August 1996............                       --       5,474,977
 Issuance of common stock upon the
  initial public offering net of
  issuance costs of $1,483,064..............                       --       5,266,936
 Net loss...................................                       --      (3,593,612)
Balance at December 31, 1996................                 (157,500)      4,861,236
     Exercise of stock options..............                       --           1,831
     Issuance of common stock in exchange
          for services for 1997.............                       --          12,000
     Proceeds from note receivable from
          shareholders......................                   72,000          72,000
     Net loss...............................                       --      (4,675,379)
                                                         -------------  --------------
Balance at December 31, 1997................                $ (85,500)    $   271,688

                              SoloPoint.com, Inc.
                         (a development stage company)

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
         AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) (Continued)




                                                Redeemable                             Deficit                         Total
                                               Convertible                            Accumulated        Notes      Shareholders'
                                             Preferred Stock     Common Stock          During the     Receivable     Equity (Net
                                             --------------- ----------------------   Development        from          Capital
                                             Shares  Amount   Shares      Amount         Stage       Shareholders    Deficiency)
                                             ------  ------- ---------  -----------  --------------  -------------  --------------
Balance at December 31, 1997...............                    876,455  $12,423,836   $(12,066,648)      $(85,500)    $   271,688
                                                             ---------  -----------   -------------  -------------  --------------
Proceeds from note receivable from                                                                         25,730          25,730
          shareholders.....................      --      --         --           --             --
Proceeds from secondary offering net of                      1,200,000    3,532,613                                     3,532,613
     Issuance costs........................      --      --                                     --             --
    Net loss...............................      --      --         --           --     (2,705,354)            --      (2,705,354)
                                                                                      -------------                 --------------
Balance at December 31, 1998...............      --      --  2,076,455   15,956,449    (14,772,002)       (59,770)      1,124,677
Proceeds from note receivable from
 shareholders..............................      --      --         --           --             --         59,770          59,770
Proceeds from private placement  offering                    2,904,829    3,053,125                                     3,053,125
 net of  issuance costs....................      --      --                                     --             --
    Net loss...............................      --      --         --           --     (2,479,236)            --      (2,479,236)
                                             ------  ------  ---------  -----------  --------------  -------------  --------------
Balance at December 31, 1999...............      --      --  4,981,284  $19,009,574   $(17,251,238)            --     $ 1,758,336

                              SoloPoint.com, Inc.
                         (a development stage company)

                            STATEMENTS OF CASH FLOWS


                                                                                                               Period from
                                                                                                              March 26, 1993
                                                                                                               (Inception)
                                                                                Year  ended December 31,         Through
                                                                                  1999           1998       December 31, 1999
                                                                              -------------  -------------  ------------------
Operating activities
Net loss....................................................................   $(2,479,236)   $(2,705,354)       $(17,218,120)
Adjustments to reconcile net loss to net cash used in operating activities:
 Common stock and preferred stock issued for services.......................            --             --              90,700
 Common stock and preferred stock issued for interest payable...............            --             --              49,832
 Depreciation...............................................................       133,488         88,807             542,326
    Provision for inventory reserves........................................        16,335        207,419             823,754
 Changes in operating assets and liabilities:
     Accounts...............................................................        89,940         11,009             (62,637)
     receivable.............................................................
  Inventories...............................................................        (5,123)       (60,844)         (1,069,496)
  Other assets..............................................................           506        244,498             (72,282)
  Accounts payable and accrued compensation.................................       416,185       (459,263)            668,596
  Deferred revenue..........................................................       (38,660)        49,128              19,485
  Other liabilities.........................................................         2,630         31,893              50,814
Net cash used in operating activities.......................................    (1,863,935)    (2,592,707)        (16,177,028)
Investing activities
Acquisitions of furniture and equipment.....................................       (17,639)       (77,155)           (559,155)
Loan to shareholder.........................................................            --             --             (35,000)
Payment received from shareholder...........................................            --             --               1,500
Purchase of short-term investments..........................................    (1,463,900)            --          (1,463,900)
Deposits and other assets...................................................            --             --             (37,997)
Net cash used in investing activities.......................................    (1,481,539)       (77,155)         (2,094,552)
Financing activities
Proceeds from convertible notes payable to shareholders.....................            --             --           1,120,000
Proceeds from bank line of credit...........................................            --        100,000             100,000
Proceeds from convertible notes payable.....................................            --             --           1,813,000
Proceeds from notes payable.................................................            --             --             191,496
Principal payments on capital lease obligation..............................       (50,904)       (48,494)           (166,976)
Proceeds from sale of preferred stock, net of issuance costs................            --             --           3,951,622
Proceeds from note receivable from shareholders.............................        59,770         25,730             157,500
Issuance of common stock, net of repurchases and issuance costs,............     3,053,125      3,532,613          11,827,300
Principal payment on bank line of credit                                          (100,000)            --            (100,000)
Net cash provided by financing activities...................................     2,961,991      3,609,849          18,893,942
Net increase  (decrease) in cash............................................      (383,483)       939,987             622,362
Cash and cash equivalents at beginning of period............................     1,005,845         65,858
Cash and cash equivalents at end of period..................................   $   622,362    $ 1,005,845        $    622,362
Supplemental disclosure of cash flow information
Cash paid during the period for:
 Interest...................................................................   $    18,166    $    32,980        $    133,969
                                                                               ===========    ===========        ============
 Income taxes...............................................................   $       800    $       800        $      7,200
                                                                               ===========    ===========        ============
Supplemental disclosures of noncash investing and financing activities
Equipment acquired under capital lease financing............................   $        --    $        --        $     14,397
                                                                               ===========    ===========        ============
Conversion of preferred stock to common stock...............................   $        --    $        --        $  5,474,977
                                                                               ===========    ===========        ============
Accretion of preferred stock................................................   $        --    $        --        $     33,118
                                                                               ===========    ===========        ============
Common stock issued for note receivable from shareholder....................   $        --    $        --        $    157,500
                                                                               ===========    ===========        ============
Common and preferred stock forfeited for note receivable....................   $        --    $        --        $     33,500
                                                                               ===========    ===========        ============
Conversion of notes payable to common stock.................................   $        --    $        --        $  1,500,000
                                                                               ===========    ===========        ============
Conversion of notes payable to preferred stock..............................   $        --    $        --        $  1,433,000
                                                                               ===========    ===========        ============

                             See accompanying notes

                              SoloPoint.com, Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

 Organization

  SoloPoint.com, Inc. (the "Company") was incorporated on March 26, 1993. The Company changed its name from SoHo Networks, Inc. to SoHo Communications, Inc. in September 1993, from SoHo Communications, Inc. to SoloPoint, Inc. in October 1995, and from SoloPoint, Inc. to SoloPoint.com, Inc. in February of 2000. The Company designs, develops and markets personal communications management solutions and is implementing a new strategy by entering the Internet broadband services market. Through December 31, 1995, the Company was active in product development, financial planning, the acquisition of facilities and equipment, raising capital and had begun to build inventory. The Company began shipping its first product in March 1996 with its second product shipping in September 1996. Only limited revenues were realized through December 31, 1996. The Company introduced additional products during 1997. During 1997, the Company made a strategic decision to shift its distribution strategy and again realized only limited revenue for the year ended December 31, 1997. During 1998, the Company continued on its new distribution strategy and began growing revenues slightly but again realized only limited revenue. During 1999, the Company grew its revenue substantially on a percentage basis, but still reported a significant operating loss. As a result, the Company is still considered to be in the development stage.

 Basis of Presentation

   During its development stage (March 26, 1993) through December 31, 1999, the Company has incurred cumulative net losses of $17,218,121 and expects to incur substantial losses over at least the next year. The Company has insufficient cash to continue its operations beyond June 30, 2000 at its projected level of operations. The Company's ability to continue as a going concern is dependent upon it successfully raising additional capital through equity or debt financings and, ultimately, upon achieving profitable operations. However, there is no assurance that additional funding will be available to the Company on accepatable terms, if at all, or that the Company will achieve profitable operations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments with a maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents generally consist of corporate bonds, commerical paper, and money market funds.

  Short-term Investments

  The Company invests excess cash in high quality instruments. All of the Company's marketable investments are classified as available-for-sale and the Company uses its available-for-sale portfolio for use in its current operations. Accordingly, the Company has classified all investments as short-term.

  Available-for-sale securities are stated at fair market value, with unrealized gains and losses, net of tax, reported as a component of shareholders' equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in interest income. There was no difference between market value and cost at December 31, 1999.

    Concentration of Credit Risk

    Financial instruments that subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company conducts business with companies principally in the telecommunications industry in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Reserves are maintained for potential credit losses. The Company provided $79,443 and $159,639 in additions to the allowance for doubtful accounts for the years ended December 31, 1999 and 1998.


 Inventories

  Inventories consist principally of fabricated boards and integrated circuits and are valued at the lower of cost (determined on the first-in, first-out
(FIFO) basis) or market. The Company's inventory reserve level is considered to be adequate as of December 31, 1999. Realization of the value of inventories is dependent upon the Company achieving adequate levels of revenues. Inventories at December 31, 1999 and 1998 consist of the following:

                                                                        1999         1998
                                                                     -----------  -----------
      Raw materials................................................     $ 34,350     $133,644
      Work-in-process..............................................           --       49,776
      Finished goods...............................................      211,392       73,534
                                                                        --------     --------
                                                                        $245,742     $256,954
                                                                        ========     ========

Furniture and Equipment

  Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives of three to five years.

  In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, this carrying amount is compared with management's best estimates of the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized based on the fair value of the assets; when a market value is not available, the fair value is generally estimated as the present value of expected future cash flows.

Software Development Costs

  The Company expenses software development costs incurred prior to establishing technological feasibility as incurred. Software development expenses that would be capitalized pursuant to Statement of Financial Accounting

                              SoloPoint.com, Inc.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Standards (SFAS) No. 86, "Software Development Costs," which have been incurred after the product has reached technological feasibility have not been material and, accordingly, have been charged to operations as incurred.

Revenue Recognition

  The Company's products currently have a 30-day, unconditional, money-back guarantee. We recognize revenue when our products are shipped and the 30-day money-back guarantee period has lapsed. One major customer does not have this 30 day money back guarantee and therefore revenues are recognized upon shipment. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of revenue and accounts receivable. The Company establishes allowances, including allowances for stock balancing and product rotation, based upon estimated future returns of product and after taking into account channel inventory levels, the timing of new product introductions and other factors. While the Company maintains measures to monitor these factors and to provide appropriate allowances, actual product returns may differ from the Company's reserve estimates and such differences could be material to the financial statements.

 Stock-Based Compensation

  The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

  Advertising Expense

  All advertising costs are expensed when incurred. Advertising costs, which are included in sales and marketing expense, were $405 and $32,591 for the years ended December 31, 1999 and 1998, respectively.

 Net Loss per Share

  The Company computes net loss per share in conformity with the Statement of Financial Accounting Standards No. 128 "Earnings per Share," ("SFAS 128"). In accordance with SFAS 128, basic net loss per share excludes dilutive common stock equivalents and is calculated as net income (loss) divided by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period.

  Common equivalent shares from stock options and warrants were as follows at December 31:

                                Shares Excluded
                                ---------------
  1999..................         2,191,013
  1998..................            505,060

Common equivalent shares from stock options and warrants (using the treasury stock method) are excluded from the calculation of net loss per share as their effect is anti-dilutive.

                              SoloPoint.com, Inc.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Comprehensive Income

    As of January 1, 1998, the Company adopted Statement of Financial Accounting
Standards No. 130     "Reporting Comprehensive Income" ("SFAS 130"), which sets
standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes changes in the balances of items that are reported directly in a separate component of shareholders'equity on the balance sheet. Adoption of SFAS 130 has had no impact on the Company's financial position, shareholders' equity, results of operations or cash flows. The Company does not have any items reported directly in a separate component of shareholders' equity. Accordingly, the Company's comprehensive loss for the years ended December 31, 1999 and 1998 and for the period from March 26, 1993 (inception) through December 31, 1999 is equal to its reported net loss.

Segment Reporting

  Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has determined that it operated in only one segment. Based on the criteria of FAS 131, the Company identified its operating committee as the chief decision-makers for the period ended December 31, 1999. The Company's operating committee evaluated revenue performance based on the one segment. Within the operating committee, employee headcount and operating costs are managed by functional area (i.e. general and aministrative, research and development, and sales and marketing) and only reviewed these metrics on a company-wide basis. Thus, FAS 131 does not require any additional disclosures for either revenues or costs. Accordingly, adoption of this Statement did not affect the Company's financial statements.

Recently Issued Pronouncements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 will have no material effect on the financial position or results of operations of the Company.

Note 2. Notes Receivable from Shareholders

  In February and May 1996, the Company issued a total of 53,750 and 25,000 shares respectively, of common stock at $2.00 per share to certain officers in exchange for promissory notes totalling $100,000 and $57,500 respectively, secured by the stock. These notes receivable were recorded as an offset to shareholders' equity in the balance sheet. In 1999, the remaining balances of the notes receivable were paid off.

Note 3. Notes Payable

     Notes payable consist of notes payable to Venture Lending and Leasing due in monthly installments totaling $5,381 including interest at rates ranging from
12% to 15.53% per annum; secured by the Company's furniture and equipment.   In
connection with the notes, the Company issued to the lender a warrant to purchase the Company's common stock in the amount of 32,000 shares at $20.00 per share. All of the notes mature in 2000 and are thus classified as current liabilities at December 31, 1999.

                              SoloPoint.com, Inc.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Note 4.  Bank Line of Credit

  In 1998, the Company had a line of credit with a bank permitting short-term borrowings up to $1,000,000 based on 80% of eligible accounts receivable (subject to a borrowing base test) and secured by the Company's accounts receivable balances. At December 1998, the Company had borrowed $100,000 under the line of credit. In 1999, the Company repaid its obligation and the line of credit expired in March 1999.

Note 5. Income Taxes

     There was no provision for federal or state income taxes for the years ended December 31, 1999 and 1998 due to net operating losses.

  The reconciliation of the income tax benefit computed at the U.S. federal statutory tax rate to the effective tax rate at December 31, is as follows:

                                                  1999         1998
                                               -----------  ----------
Income tax benefit at U.S. Statutory rate       ($846,928)  ($918,120)
Valuation allowance for deferred tax assets       846,928     918,120
                                               ----------   ---------
                                                $     --    $      --
                                               ==========   =========

  As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $9,800,000 and $9,300,000, respectivley. The Company had research and development tax credit carryforwards of approximately $150,000 for both federal and state purposes. The net operating loss and tax credit carryforwards will expire at various dates beginning on 2000 through 2019, if not utilized.

     Utilization of the net operating loss and tax credit carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

     Deferred income taxes reflect the net tax effects of carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, are as follows:



                                                                               1999          1998
                                                                           ------------  ------------
                Deferred tax assets:
                     Net operating loss carryforwards                      $ 3,900,000   $ 3,100,000
                     Research credits..............................            250,000       200,000
                     Capitalized research costs..................            2,500,000     2,300,000
                     Other.............................................        200,000       300,000
                                                                           -----------   -----------
                 Total deferred tax assets...............................    6,850,000     5,900,000
                 Valuation allowance for deferred tax assets                (6,850,000)   (5,900,000)
                                                                           -----------   -----------
                 Net deferred tax assets.........................          $             $
                                                                           ===========   ===========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets has been established
to reflect these uncertainties.   The valuation allowance increased by $950,000
and $900,000 for  1999 and 1998, respectively.

                              SoloPoint.com, Inc.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Note 6. Shareholders' Equity

  In June 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to effect a one-for-four reverse stock split of the Company's outstanding common stock. All share and per share information has been restated, as appropriate to reflect the split.


 Preferred Stock

  The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by
the shareholders.   At December 31, 1999 and 1998, no shares of preferred stock are issued and outstanding.

 Employee Stock Option Plan

  The Company's 1993 Incentive Stock Plan (the "Plan") provides for the grant of incentive stock options and nonstatutory stock options to employees, directors and consultants of the Company. Incentive stock options may be granted at prices ranging from 100% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant as determined by the Board of Directors. The price for nonstatutory stock options is determined by the Board of Directors. The options generally vest at a rate of 25% one year after the grant date and one forty-eighth every month thereafter. The vesting and exercise provisions of the option grants are determined by the Board of Directors.

  In October 1999, the shareholders approved an increase to the number of shares in the Plan to 1,549,250.

                              SoloPoint.com, Inc.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Activity under the Plan was as follows:

                                                                           Options Outstanding
                                                                    ---------------------------------
                                                                                       Weighted
                                                                       Number      Average Exercise
                                                                     of Shares           Price
                                                                    ------------  -------------------
Balance at March 26, 1993                                                --            $      --
      Granted.....................................................       16,175                $ 1.60
     Balance at December 31, 1994.................................       16,175                $ 1.60
      Granted.....................................................       15,575                $ 2.00
      Exercised...................................................         (594)               $ 1.60

     Balance at December 31, 1995.................................       31,156                $ 1.80
      Granted.....................................................       40,417                $12.28
      Exercised...................................................       (6,535)               $ 1.76
      Canceled....................................................      (18,765)               $ 1.84

     Options outstanding at December 31, 1996.....................       46,273                $11.08
      Granted.....................................................      134,228                $ 5.20
      Exercised...................................................          (98)               $ 2.00
      Canceled....................................................      (66,841)               $11.60

     Options outstanding at December 31, 1997.....................      113,562                $ 3.88
      Granted.....................................................      157,938                $ 1.16

     Options outstanding at December 31, 1998.....................      271,500                $ 3.85
      Granted.....................................................      502,500                $ 1.03
      Canceled....................................................      (82,797)               $ 2.48
                                                                    ------------
     Options outstanding at December 31, 1999.....................      691,203                $ 1.35
                                                                    ============

     Shares available for grant at December 31, 1999..............      827,492
                                                                    ============
     Outstanding options exercisable at December 31, 1999.........      156,644
                                                                    ============


                                        Options Outstanding                    Options Exercisable
                        -------------------------------------------------------------------------------
                                      Weighted Average
                                          Remaining
        Range of          Number of       Contract       Weighted Average  Number of   Weighted Average
     Exercise Price         Shares      Life in Years     Exercise Price     Shares     Exercise Price
------------------------  ----------  -----------------  ----------------  ----------  ----------------
     $  .22-$1.60            600,117                8.5             $1.01      95,351             $0.60
     $2.00-$3.75              88,086                7.8             $3.44      59,480             $3.41
     $8.50                     3,000                7.5             $8.50       1,813             $8.50
                             -------                                          -------
                             691,203                                          156,644
                             =======                                          =======

 Stock-based Compensation

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to December 24, 1994 under the fair value method of that statement. The fair value of options granted during 1999 and 1998 reported below, has been estimated at the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

                              SoloPoint.com, Inc.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


                 Options to Purchase Common Stock                       1999        1998
-------------------------------------------------------------------  ----------  ----------
          Expected life (in years).................................       4.00        4.00
          Expected volatility......................................       2.20        4.11
          Risk free interest rate..................................       5.99%       4.97%
          Fair value...............................................      $0.97       $1.16
          Expected dividend rate...................................          0%          0%


  Pro forma net loss represents the difference between compensation expense recognized under APB 25 and the related expense using the fair value method of SFAS No. 123 taking into account any additional tax effects of applying SFAS No.
123. The effects on pro forma disclosures of applying SFAS No. 123 for all years presented are not likely to be representative of the effects on pro forma disclosures of future years.

  Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's reported net loss of $2,479,236 and net loss per share of $0.85 for the year ended December 31, 1999, would have been increased to $2,578,400 and $0.88, respectively, on a pro forma basis. The Company's reported net loss of $2,705,354 and net loss per share of $1.30 for the year ended December 31, 1998, would have been increased to $2,885,923 and $1.39, respectively, on a pro forma basis.

 Warrants

  Warrants outstanding at December 31, 1999 are as follows:

                                                              Exercise
                                                 Number of      Price
                Type of Shares                    Shares      Per Share        Expiration Date
----------------------------------------------  -----------  -----------  --------------------------
      Common..................................        2,142       $14.00  November 2003
      Common..................................        1,600       $20.00  December 2005
      Common..................................       27,318       $20.00  March 2000
      Common..................................       15,000       $20.00  June 2000
      Common..................................       33,750       $24.00  August 2000
      Common..................................      120,000       $ 4.80  January 2002
      Common..................................    1,300,000       $ 3.00  February 2001

  The Company believes that the value of these warrants at the date of issuance was not material and no value has been attributed to them in these financial statements.

                              SoloPoint.com, Inc.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


 Common Stock Reserved

follows:

      Warrants..................................................................    1,499,810
      Stock option plan.........................................................    1,518,695
                                                                                    ---------
                                                                                    3,018,505
                                                                                    =========

Note 7. Retirement Plan

  The Company has a deferred compensation plan for all full-time employees which qualifies under Section 401(k) of the Internal Revenue Code. Participants can contribute up to 20% of their annual salary up to a maximum of $10,000 for the year ended December 31, 1999. The plan provides for discretionary employer contributions to the plan. As of December 31, 1999 there have been no employer contributions to the plan.

Note 8. Commitment and Contingencies

  The Company leases its facilities under a noncancelable operating lease that expires on September 30, 2000. Total rent expense for the years ended December 31, 1999 and 1998 was $152,651 and $116,374, respectively. Future minimum lease payments under the noncancelable facilities lease total $132,498 and are all due in 2000. The Company has the option to renew the lease for an additional two years. The rent in option year one shall be $15,540 per month and in option year two shall be $16,358 per month. The Company believes that its current facilities are sufficient to meet its needs for the foreseeable future.

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

Note 9. Major Customers

  During the year ended December 31, 1999, two customers accounted for approximately 73% and 25% of net sales. During the year ended December 31, 1998, two customers accounted for approximately 47% and 18% of net sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information about the Company's directors required by this item will be contained in the Company's Notice of 2000 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Such information is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION

  Information required by this item will be contained in the Company's Notice of 2000 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Such information is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item will be contained in the Company's Notice of 2000 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Such information is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item will be contained in the Company's Notice of 2000 Annual Meeting of Shareholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Such information is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Documents filed as part of this report:

     1.    Exhibits

           The following exhibits are filed as part of, or incorporated by reference into, this report.


Exhibit
 Number                              Description of Documents
--------  ------------------------------------------------------------------------------------------------------
     3.1  Company's Articles of Incorporation, as currently in effect.
   * 3.2  Company's Bylaws, as currently in effect.
   * 4.1  Specimen Certificate of Company's Common Stock.
   * 4.2  Form of Representative's Warrant.
   * 4.3  Amended and Restated Information and Registration Rights Agreement (included in Exhibit 10.9).
   * 4.4  Form of Series A-2 Preferred Stock Warrant and Warrant Amendment Agreement.
   * 4.5  Form of Series A-7 Preferred Stock Warrant.
   * 9.1  Voting Agreement (included in Exhibit 10.9).
    10.1  Multi-Tenant Net Lease Agreement dated August 24, 1995, between the Company and Dell
          Enterprises, as amended.
   *10.2  Form of Indemnification Agreement.
    10.5  Amended and Restated 1993 Incentive Stock Plan.
   *10.6  1995 Profit Sharing 401(k) Plan.
   *10.7  Employment Letter dated October 26, 1995, between the Company and Edward M. Esber, Jr.
   *10.8  Loan Agreement dated as of December 11, 1995, between SoloPoint, Inc. and Venture Lending &
          Leasing, Inc.
   *10.9  Bridge Loan and Warrant Purchase Agreement dated June 14, 1996, by and between Ameritech
          Corporation, 4C Ventures, L.P., and the Company, including a Security Agreement, a Patent Security
          Agreement, a Voting Agreement, an Amended and Restated Information and Registration Rights
          Agreement, Warrants and Secured Convertible Promissory Notes.
  *10.10  Employment Letter dated February 1, 1996, between the Company and Arthur Chang.
   10.14  Commitment letter dated March 22, 1999 between Cinncinati Bell Telephone and the Company.
   10.15  Financing agreement dated August 10, 1999 between Purchasers and the Company, including a Common
          Stock Subscription Agreement, Escrow Agreement, Registration Rights Agreement, and Warrant Agreement.
   10.16  Employment Letter dated December 8, 1999, between the Company and Thomas J. Muise.
    23.1  Consent of Ernst & Young LLP, Independent Auditors.
    24.1  Power of Attorney included on page 29 of this Form 10-KSB.
    27.1  Financial Data Schedule.

------------
* Incorporated by reference to the same-numbered exhibit in Registrant's Registration Statement on Form SB-2, (commission file number 333-5056-LA), declared effective by the Securities and Exchange Commission on August 6, 1996.


  (b)  Reports on Form 8-K:

      On September 14, 1999 the Company filed a Form 8-K reporting that the Company sold 2,904,829 shares of its Common Stock at a price of $1.0844 per share to a group of investors including certain directors and a lead investor venture capital organization. In connection with the issuance of the shares the Company agreed to issue 1,300,000 warrants at a price of $3.00 per share. The warrants shall be exercisable during the 18-month period commencing September 13, 1999. As of the closing of the financing, September 13, 1999, the lead investor will currently own approximately 46% of the issued and outstanding shares of Common Stock of the Company.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SOLOPOINT.COM, INC.
                                  a California Corporation


                                  By: /s/ Arthur G. Chang
                                     -------------------------------------
                                     Arthur G. Chang
                                     President and Chief Executive Officer

                                  Date: March 30, 2000

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arthur G. Chang and Thomas J. Muise, jointly and severally his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                 Title                              Date
----------------------------  -----------------------------------------------  ------------------
          *
----------------------------  Chairman of the Board of Directors                March 30, 2000
 Edward M. Esber, Jr.

/s/ Thomas J. Muise           Chief Financial Officer and Vice President of     March 30, 2000
----------------------------  Finance (Principal Financial and
Thomas J. Muise               Accounting Officer)

/s/  Arthur G. Chang
----------------------------  President and Chief Executive Officer             March 30, 2000
Arthur G. Chang

         *
----------------------------  Director                                          March 30, 2000
Kenneth Tai
         *
----------------------------  Director                                          March 30, 2000
Murali Narayanan

                     Corporate and Shareholder Information


Board of Directors                     Corporate Officers

Edward M. Esber, Jr.                   Arthur Chang
Chairman of the Board                  President, Chief Executive Officer
                                       and Director

Patrick Grady                          Thomas J. Muise
Chairman of the Board                  Chief Financial Officer and
Portivity, Inc.                        Vice President of Finance

Murali Narayanan
Vice President, Program Management/
Market Readiness/Advanced Application
SkyTel Corp.

Kenneth Tai
Chairman of the Board
InveStar Capital, Inc.


Legal Counsel                          Corporate Offices

Wilson Sonsini Goodrich & Rosati       130-B Knowles Drive
650 Page Mill Road                     Los Gatos, CA 95032
Palo Alto, California 94304            (408) 364-8850
(650) 493-9300

Independent Auditors                   Transfer Agent

Ernst & Young LLP                      Chase Mellon Shareholder Services, L.C.C.
1451 California Avenue                 85 Challenger Road
Palo Alto, California 94304            Ridgefield Park, New Jersey 07660
(650) 496-1600                         (201) 329-8931

Common Stock

The Company's Common Stock trades on the Over The Counter Bulletin Board under the symbol "SLPT".

Annual Shareholder's Meeting

The annual meeting of shareholders will be held at the offices of the Company located at 130-B Knowles Drive, Los Gatos, California at 2:00 pm, local time, on Tuesday June 20, 2000.

SEC Form 10-KSB

A copy of the Company's Annual Report on Form 10-KSB is available without charge upon written or faxed request to: Thomas J. Muise, SoloPoint.com, 130-B Knowles Dr., Los Gatos, CA 95032.