Form 10QSB
period 2000-03-31
SOLOPOINT INC
filed 2000-05-15
CIK 1017545

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-
Act of 1934

For the fiscal quarter ended: March 31, 2000 or


   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________to__________________________


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

Indicate the number of shares outstanding of each of the issuer's class of common ("Common Stock"), as of the latest practicable date.


            Class                       Outstanding at May 12, 2000
    Common Stock - no par value                  4,988,329

                              SoloPoint.com, Inc.

                                     INDEX

                                                                        Page No.
                                                                        --------
          PART I.  FINANCIAL INFORMATION
Item 1    Financial Statements (unaudited)

          Condensed Statements of Operations                                3
          three months ended March 31, 2000 and 1999
          and the period March 26, 1993 (inception) through March 31, 2000

          Condensed Balance Sheet                                           4
          March 31, 2000

          Condensed Statements of Cash Flows                                5
          three months ended March 31, 2000 and 1999
          and the period March 26, 1993 (inception) through March 31, 2000

          Notes to Condensed Financial Statements                           6

Item 2    Management's Discussion and Analysis of Financial                 7
          Condition and Results of Operations


          PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                 13

          Signature                                                        14

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                              SoloPoint.com, Inc.
                         (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    Period from
                                                                   March 26, 1993
                                                                    (inception)
                                           Three months ended         through
                                               March 31               March 31
                                            2000        1999            2000
                                        ----------   ----------   --------------
Net revenues                            $  189,762   $  176,550   $  3,255,548
Cost of sales                              178,145      167,748      3,852,311
                                        ----------   ----------   ------------

Gross margin                                11,617        8,802       (596,763)

Costs and expenses:
Research and development                   300,692      180,353      6,665,485
Sales and marketing                         91,085      158,394      4,508,565
General and administrative                 273,239      235,207      6,298,736
                                        ----------   ----------   ------------
                                           665,016      573,954     17,472,786

Loss from operations                      (653,399)    (565,152)   (18,069,549)
Interest income, net                        20,617          120        218,646
                                        ----------   ----------   ------------

Net loss                                $ (632,782)  $ (565,032)  $(17,850,903)

Basic and diluted net loss per share    $     (.13)  $     (.27)

Shares used in computing basic
   and diluted net loss per share        4,981,367    2,076,455

                            See accompanying notes.

                              SoloPoint.com, Inc.
                         (a development stage company)

                            CONDENSED BALANCE SHEET
                                     ASSETS
                                  (Unaudited)


                                                        March 31, 2000
                                                        --------------
Current assets:
          Cash and cash equivalents                     $    338,856
          Short term investments                             795,615
          Accounts receivable, net                           222,504
           Inventories                                        55,084
          Other current assets                                52,842
                                                        ------------

Total current assets                                       1,464,901

Furniture and equipment, at cost:
          Computers and software                             297,466
           Furniture and fixtures                            286,843
          Accumulated depreciation and amortization         (549,123)
                                                        ------------

                                                              35,186

Other non-current assets                                      37,997
                                                        ------------

Total assets                                            $  1,538,084

Current liabilities:
          Accounts payable                              $    292,954
          Accrued compensation                                36,628
          Notes payable, current portion                      17,257
          Deferred revenue                                     8,499
          Other accrued liabilities                           33,633
                                                        ------------

Total current liabilities                                    388,971


Shareholders' equity:
          Common stock                                    19,033,133
          Deficit accumulated during the development
            stage                                        (17,884,020)
                                                        ------------

Total shareholders' equity                                 1,149,113
                                                        ------------

Total liabilities and shareholders' equity              $  1,538,084

                             See accompanying notes

                                SoloPoint, Inc.
                         (a development stage company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Period from
                                                                                   March 26, 1993
                                                                                    (inception)
                                                             Three months ended       through
                                                                 March 31             March 31
                                                             2000         1999          2000
                                                           ----------------------   ------------
Operating activities
Net loss                                                   $(632,782)  $ (565,032)  $(17,850,903)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Common stock, preferred stock, and options
   issued for services                                        18,646            -        109,346
  Preferred stock issued for interest payable                      -            -         49,832
  Provision for inventory                                          -            -        823,754
  Depreciation and amortization                                6,797       23,289        549,123
  Changes in operating assets and liabilities               (338,608)      81,523       (804,127)
                                                           ---------   ----------   ------------

Net cash provided by (used in) operating activities         (945,947)    (460,220)   (17,122,975)

Investing activities
Acquisitions of furniture and equipment                      (10,757)      (7,503)      (569,912)
Loan to shareholder                                                -            -        (35,000)
Payment received from shareholder                                  -            -          1,500
Proceeds (purchase) of short-term investments (net)          668,285                    (795,615)
Deposits and other assets                                          -            -        (37,997)
                                                           ---------   ----------   ------------

Net cash provided by (used in) investing activities          657,528       (7,503)    (1,437,024)

Financing activities
Proceeds from convertible notes payable to shareholders            -            -      1,120,000
Proceeds from convertible notes payable                            -            -      1,813,000
Proceeds from notes payable                                        -            -        191,496
Principal payments on capital lease obligations                    -      (12,669)      (166,976)
Proceeds from notes receivable from shareholders                   -            -        157,500
Proceeds from sale of preferred stock, net of issuance costs       -            -      3,951,622
Issuance of common stock, net of repurchases and
 issuance costs                                                4,913            -     11,832,213
                                                           ---------   ----------   ------------

Net cash provided by (used in) financing activities            4,913      (12,669)    18,898,855

Net increase (decrease) in cash                             (283,506)    (480,392)       338,856
Cash at beginning of period                                  622,362    1,005,845              -
                                                           ---------   ----------   ------------

Cash at end of period                                      $ 338,856   $  525,453   $    338,856
                                                           =========   ==========   ============

                            See accompanying notes.

                                SoloPoint, Inc.
                         (a development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. General The condensed financial statements for the three month periods ended March 31, 2000 and 1999 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the year ended December 31, 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Earnings per share The Company computes net loss per share in conformity with the Statement of Financial Accounting Standards No. 128 "Earnings per Share," ("SFAS 128"). In accordance with SFAS 128, basic net loss per share excludes dilutive common stock equivalents and is calculated as net income
     (loss) divided by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants (using the treasury stock method) are excluded from the calculation of net loss per share as their effect is anti-dilutive.

3. Comprehensive Income As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which sets standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes changes in the balances of items that are reported directly in a separate component of shareholders' equity on the balance sheet. The Company does not have any items reported directly in a separate component of shareholders' equity and therefore, the Company's comprehensive loss for the three month periods ended March 31, 2000 and 1999 and for the period from March 26, 1993 (inception) through March 31, 2000 is equal to its reported net loss.

4. Segment Reporting Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has determined that it operated in only one segment. Based on the criteria of FAS 131, the Company identified its operating committee as the chief decision-makers for the period ended March 31, 2000. The Company's operating committee evaluated revenue performance based on the one segment. Within the operating committee, employee headcount and operating costs are managed by functional area (i.e., general and administrative, research and development, and sales and marketing) and only reviewed these metrics on a company-wide basis. Thus, FAS 131 does not require any additional disclosures for either revenues or costs. Accordingly, adoption of this Statement did not affect the Company's financial statements.

5. Recently Issued Pronouncements In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and accordingly, the adoption of SAB 101 had no material effect on the financial position or results of operations of the Company.

6. Major Customers During the quarter ended March 31, 2000, two customers accounted for 94% of net revenue. Two customers during the quarter ended March 31, 1999 accounted for 75% of net revenue.

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

To date, SoloPoint's working capital requirements have been met through the sale of equity and debt securities and relatively minimal revenues from product sales. SoloPoint has sustained significant operating losses in every fiscal period since inception and expects to incur substantial quarterly losses at least through the end of calendar year 2000 and possibly longer. The Company has insufficient cash to continue its operations beyond June 2000 at its projected level of operations. SoloPoint's ability to continue as a going concern is dependent upon it successfully raising additional equity or debt financing and, ultimately, upon achieving profitable operations. However, we cannot assure you that additional funding will be available to us on acceptable terms, if at all, or that we will achieve profitable operations.


Results of Operations

Net Revenues

Since inception, the Company's focus has been on the design and development of personal communications management solutions for communications-dependent individuals. The Company introduced its first product at the end of March 1996. The Company's products currently have a 30-day, unconditional, money-back guarantee. We recognize revenue when our products are shipped, the 30-day money-back guarantee period has lapsed, and the ability to collect is reasonably assured. One major customer does not have this 30 day money back guarantee and therefore revenues on sales to this customer are recognized upon shipment. Allowances are provided for product returns based on estimated future product returns, the timing of expected new product introductions and other factors. These allowances are recorded as direct reductions of revenue and accounts receivable.

Net revenue for the three months ended March 31, 2000, was $189,762 compared to $176,550 for the three months ended March 31, 1999, an increase of 7.5%. The increase in net revenues is mainly attributable to revenues from the ongoing customer shipment of our S-310 Complete Call Manager product.

Cost of Sales

Cost of sales for the three months ended March 31, 2000 was $178,145, which was 94% of revenue as compared to $167,748 for the three months ended March 31, 1999 which was 95% for that period.

Operating Expenses:

Research and Development Expenses

Research and development expenses increased 67% in the three months ended March 31, 2000 to $300,692 as compared with expenses of $180,353 for the three months ended March 31, 1999, mainly due to increased headcount for the three months ended March 31, 2000 as well as an increase in development tools and material associated with the prototype build of our anticipated future products. The Company anticipates that research and development expenses will increase each quarter from the level experienced in the first quarter of 2000 for the balance of 2000.

Sales and Marketing Expenses

Sales and marketing expenses declined in the three months ended March 31, 2000 to $91,085 as compared to expenses of $158,394 for the three months ended March 31, 1999 as a result of lower selling and promotion activity associated with the Company's existing product line. We anticipate that sales and marketing expenses will grow in future quarters from the level experienced in the first quarter of 2000 as we increase marketing activities and efforts to expand distribution of our anticipated future products.

General and Administrative Expenses

General and administrative expenses increased 16% in the three months ended March 31, 2000 to $273,239 from $235,207 in the three months ended March 31, 1999. The increase is primarily due to an increase in our operating lease as well as personnel expenses. We anticipate that general and administrative expenses may grow modestly in absolute dollars as we add the infrastructure necessary to accommodate expanded operations in support of our anticipated future products.

Other Income (Expense)

Other income is comprised primarily of interest on cash and short-term investment balances. Interest income (net) for the three months ended March 31, 2000 primarily reflects interest on short-term investment balances from the completion of the private placement of our common stock in September of 1999, as compared to interest income (net) for the three months ended March 31, 1999 which was near zero. The net proceeds from the private offering earned interest through investment in high quality short-term investments. For the quarter ended March 31, 2000 the Company recognized interest income of $21,746 offset by interest expense of $1,129 as compared with interest income of $5,053 offset by interest expense of $4,933 for the same period of the prior year.

Provision for Income Taxes

There was no provision for federal or state income taxes for the three month period ending March 31, 2000, as the Company incurred a net operating loss. The Company expects to incur a net operating loss for the year ending December 31,
2000.   As a result, the net operating loss carry forwards will increase.  At
December 31, 1999, SoloPoint.com had federal and state net operating loss carryforwards of approximately $9,800,000 and $9,300,000 respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $150,000 each. The net operating loss carryforwards will expire at various dates beginning in 2000 through 2019, if not utilized. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Liquidity and Capital Resources

As of March 31, 2000, the Company had cash, cash equivalents, and short-term investments of $1,134,471 and working capital of $1,075,930 as compared to cash, cash equivalents, and short-term investments of $525,453 and working capital of $415,907 at March 31, 1999. We used cash of $945,947 in our operating activities for the quarter ended March 31, 2000. During the quarter ended March 31, 2000 the Company's principal uses of cash were to fund the Company's working capital requirements and net loss.

The Company expects to incur additional substantial losses at least through the end of calendar year 2000. The Company will need to seek additional funding during calendar 2000 in order to complete the Connectivity For Living product development and enter the Internet broadband services market. There can be no assurance that the Company will be able to raise such additional funding. In the absence of receiving additional funding, the Company anticipates that its existing capital resources and cash generated from operations, if any, will be adequate to meet the Company's cash requirements through June 30, 2000 at its anticipated level of operations. Failure to obtain funding would have a material adverse effect on the Company's business, financial condition and results of operations and could force management to curtail operations, shelve planned development activities, lay off personnel, seek an acquisition partner or even cease operations. As of March 31, 2000 the Company did not have any significant commitments for capital or other expenditures.

SoloPoint's capital requirements depend on many factors including market acceptance of its products, the amount of money it invests in research and development of new and enhanced products, the amount of money it invests in increased marketing and sales activities, the amount of inventory it carries as well as other factors. The Company received a report from its independent auditors on their audit of our financial statements as of December 31, 1999 containing an explanatory paragraph that describes the uncertainty as to the Company's ability to continue as a going concern due to its lack of sufficient cash to meet its projected operating expenditures for the next twelve months.
As noted above, the Company will need to seek additional equity or debt financing in 2000. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders. We cannot assure you that financing will be available in amounts or on terms acceptable to the Company, if at all.


Future Operating Results

Since its inception in 1993, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At March 31, 2000, the Company had an accumulated deficit of $17,884,020 and incurred an operating loss of $653,399 for the three months ended March 31, 2000. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 2000.

 Potential Fluctuations in Quarterly Results

The Company has experienced and expects to continue to experience fluctuations in operating results. Fluctuations in operating results may result in volatility in the price of the Company's common stock. Operating results may fluctuate as a result of many factors, including:

     . the volume and timing of orders received or product returns, if any, during the period;
     .    the timing of commercial introduction of future products and enhancements;
     . competitive products and the impact of price competition on the Company's average selling prices;
     .    product announcements by the Company and its competition;
     . the Company's level of research and development and sales and marketing activities;

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


Risk Factors

Going Concern Assumptions; Future Capital Needs Uncertain; No Assurance of Future Financing

The Company has incurred cumulative net losses of $17,850,903 as of March 31, 2000 and has never achieved profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, acquire or develop new technology, and develop and market our Connectivity For Living potential future product line, implement additional internal systems and infrastructure, and hire additional personnel. We also expect to experience negative operating cash flow for the foreseeable future as we fund our operating losses and capital expenditures. We will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we will achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the market price of our common stock.

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


Forward-looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include the Company's plans to enter the Internet broadband services market, establish strategic alliances and business relationships, implement a multi-channel distribution strategy, expend resources to create end-user demand and brand name recognition and file additional patent applications. Such forward-looking statements may also be deemed to include the Company's expectations concerning factors affecting the market for its current products and any future personal communications management products it may develop, including growth in the personal communications management product marketplace, the dependence of mobile individuals on the ability to manage business communications effectively in a mobile environment and the shortcomings of commercially available personal communications management products. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in the other sections of this Form 10-QSB. The forward-looking statements are made as of the date of this Form 10-QSB and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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



Date: May 15, 2000                       SoloPoint.com, Inc.



by: /s/Arthur G. Chang                   by: /s/Thomas J. Muise
----------------------                   ----------------------

Arthur G. Chang                          Thomas J. Muise
President and CEO                        Chief Financial Officer
(Duly Authorized Officer)                (Principal Accounting Officer)