Form 10QSB
period 2000-06-30
SOLOPOINT COM INC
filed 2000-08-14
CIK 1017545

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-
Act of 1934

For the fiscal quarter ended: June 30, 2000 or


     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________to _______________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        -

Indicate the number of shares outstanding of each of the issuer's class of common ("Common Stock"), as of the latest practicable date.


               Class                Outstanding at June 30, 2000
     Common Stock - no par value             4,985,236

                              SoloPoint.com, Inc.

                                     INDEX

                                                                                     Page No
                                                                                     -------
               PART I.  FINANCIAL INFORMATION
Item 1         Financial Statements (unaudited)

               Condensed Statements of Operations                                     3
               three and six months ended June 30, 2000 and 1999
               and the period March 26, 1993 (inception) through June 30, 2000

               Condensed Balance Sheet                                                4
               June 30, 2000

               Condensed Statements of Cash Flows                                     5
               six months ended June 30, 2000 and 1999
               and the period March 26, 1993 (inception) through June 30, 2000

               Notes to Condensed Financial Statements                                6

Item 2         Management's Discussion and Analysis of Financial                      7
               Condition and Results of Operations


               PART II.  OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holders                   13

Item 6         Exhibits and Reports on Form 8-K                                      14

               Signatures                                                            15

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                              SoloPoint.com, Inc.
                         (a development stage company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                  Period from
                                                                                                 March 26, 1993
                                                                                                  (inception)
                                          Three months ended            Six months ended            through
                                               June 30,                      June 30,               June 30,
                                            2000         1999          2000           1999            2000
                                         -----------------------   --------------------------    -------------
Net revenues                             $  107,169   $  380,904   $    296,931  $    557,454    $   3,362,717
Cost of sales                                51,484      354,136        229,629       521,884        3,903,795
                                         ----------   ----------   ------------  ------------    -------------
Gross margin                                 55,685       26,768         67,302        35,570         (541,078)

Costs and expenses:
  Research and development                  590,610      167,068        891,302       347,421        7,256,095
  Sales and marketing                       144,372      102,586        235,457       260,980        4,652,937
  General and administrative                238,764      197,798        512,003       433,005        6,537,500
                                         ----------   ----------   ------------  ------------    -------------
                                            973,746      467,452      1,638,762     1,041,406       18,446,532
                                         ----------   ----------   ------------  ------------    -------------
Loss from operations                       (918,061)    (440,684)    (1,571,460)   (1,005,836)     (18,987,610)
Interest income (expense), net                8,445       (1,860)        29,062        (1,740)         227,091
                                         ----------   ----------   ------------  ------------    -------------
Net loss                                 $ (909,616)  $ (442,544)  $ (1,542,398) $ (1,007,576)   $ (18,760,519)
                                         ==========   ==========   ============  ============    =============

Basic and diluted net loss per share     $     (.18)  $     (.21)  $       (.31) $       (.49)
                                         ==========   ==========   ============  ============

Shares used in computing
 basic and diluted net loss per share     4,989,105    2,076,455      4,985,236     2,076,455
                                         ==========   ==========   ============  ============



                            See accompanying notes.

                              SoloPoint.com, Inc.
                         (a development stage company)

                            CONDENSED BALANCE SHEET
                                    ASSETS
                                  (Unaudited)


                                                             June 30, 2000
                                                             -------------


Current assets:
          Cash and cash equivalents                           $    346,609
          Short-term investments                                   199,094
          Accounts receivable, net                                  30,549
          Inventories                                                4,030
          Other current assets                                      16,722
                                                              ------------

Total current assets                                               597,004

Furniture and equipment, at cost:
          Computers and software                                   308,457
          Furniture and fixtures                                   288,563
          Accumulated depreciation and amortization               (554,575)
                                                              ------------

Total furniture and equipment, net                                  42,445

Other assets:
          Note receivable from related party                        25,524
          Long-term deposits                                        37,997
                                                              ------------

Total other assets                                                  63,521
                                                              ------------

Total assets                                                  $    702,970
                                                              ============

Current liabilities:
          Accounts payable                                    $    273,452
          Accrued compensation                                      36,201
          Notes payable, current portion                             8,840
          Deferred revenue                                          40,087
          Other accrued liabilities                                  8,835
                                                              ------------

Total current liabilities                                          367,415

Shareholders' equity:
          Common stock                                          19,129,190
          Deficit accumulated during the development stage     (18,793,635)
                                                              ------------

Total shareholders' equity                                         335,555
                                                              ------------

Total liabilities and shareholders' equity                    $    702,970
                                                              ============


                             See accompanying notes

                                SoloPoint, Inc.
                         (a development stage company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Period from
                                                                                                     March 26, 1993
                                                                                                      (inception)
                                                                             Six months ended           through
                                                                                 June 30                June 30,
                                                                           2000           1999            2000
                                                                        --------------------------   --------------
Operating activities
Net loss                                                                $(1,542,398)   $(1,007,576)    $(18,760,519)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Common stock, preferred stock, and options
      issued for services                                                   113,622              -          204,322
     Preferred stock issued for interest payable                                  -              -           49,832
     Interest income on note receivable from related
      party                                                                     524              -              524
     Provision for inventory                                                      -              -          823,754
     Depreciation and amortization                                           12,249         46,578          554,575
     Changes in operating assets and liabilities                            (82,082)       402,813         (547,601)
                                                                        -----------    -----------     ------------
Net cash provided by (used in) operating activities                      (1,498,085)      (558,185)     (17,675,113)

Investing activities
Acquisitions of furniture and equipment                                     (23,468)       (11,746)        (582,623)
Notes receivable from related parties                                       (25,000)             -          (60,000)
Payment received from shareholder                                                 -              -            1,500
Proceeds (purchase) of short-term investments (net)                       1,264,806              -         (199,094)
Deposits and other assets                                                         -              -          (37,997)
                                                                        -----------    -----------     ------------
Net cash provided by (used in) investing activities                       1,216,338        (11,746)        (878,214)

Financing activities
Proceeds from convertible notes payable to shareholders                           -              -        1,120,000
Proceeds from convertible notes payable                                           -              -        1,813,000
Proceeds from notes payable                                                       -              -          191,496
Principal payment on bank line of credit, net                                     -       (100,000)               -
Principal payments on capital lease obligations                                   -        (25,758)        (166,976)
Proceeds from notes receivable from shareholders                                  -              -          157,500
Proceeds from sale of preferred stock, net of issuance costs                      -              -        3,951,622
Issuance of common stock, net of repurchases and
  issuance costs                                                              5,994              -       11,833,294
                                                                        -----------    -----------     ------------
Net cash provided by (used in) financing activities                           5,994       (125,758)      18,899,936

Net increase (decrease) in cash                                            (275,753)      (695,689)         346,609
Cash at beginning of period                                                 622,362      1,005,845                -
                                                                        -----------    -----------     ------------
Cash at end of period                                                   $   346,609    $   310,156     $    346,609

                            See accompanying notes.

                              SoloPoint.com, Inc.
                         (a development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. General: The condensed financial statements for the three and six month periods ended June 30, 2000 and 1999 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the year ended December 31, 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Earnings per share: The Company computes net loss per share in conformity with the Statement of Financial Accounting Standards No. 128 "Earnings per Share," ("SFAS 128"). In accordance with SFAS 128, basic net loss per share excludes dilutive common stock equivalents and is calculated as net income
     (loss) divided by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants (using the treasury stock method) are excluded from the calculation of net loss per share as their effect is anti-dilutive.

3. Comprehensive Income: Comprehensive income includes changes in the balances of items that are reported directly in a separate component of shareholders'equity on the balance sheet. The Company does not have any items reported directly in a separate component of shareholders' equity and therefore, the Company's comprehensive loss for the three and six month periods ended June 30, 2000 and 1999 and for the period from March 26, 1993 (inception) through June 30, 2000 is equal to its reported net loss.

4. Segment Reporting: The Company has determined that it operates in only one segment. The Company identified its operating committee as the chief decision-makers for the period ended June 30, 2000. The Company's operating committee evaluated revenue performance based on the one segment. Within the operating committee, employee headcount and operating costs are managed by functional area (i.e., general and administrative, research and development, and sales and marketing) and only reviewed these metrics on a company-wide basis. Thus, FAS 131 does not require any additional disclosures for either revenues or costs.

5. Recently Issued Pronouncements: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will be required to comply with the guidance in SAB 101 in the fourth quarter of 2000. Management does not currently believe that the adoption of SAB 101 will have a material affect on the financial position or results of operations of the Company.

6. Major Customers: During the six month period ended June 30, 2000, two customers accounted for 89% of net revenue. Two customers during the six month period ended June 30, 1999 accounted for 77% of net revenue.

7. Related Party Transaction: In April 2000, the Company provided to Arthur Chang, President and CEO of the Company, a $25,000 loan which bears interest at 9% per annum. The note plus accrued interest is due April 6, 2004.

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

To date, SoloPoint.com's working capital requirements have been met through the sale of equity and debt securities and relatively minimal revenues from product sales. The Company has sustained significant operating losses in every fiscal period since inception and expects to incur substantial quarterly losses at least through the end of calendar year 2000 and possibly longer. The Company has insufficient cash to continue its operations beyond September 30, 2000 at its projected level of operations. SoloPoint.com's ability to continue as a going concern is dependent upon it successfully raising additional equity or debt financing and, ultimately, upon achieving profitable operations. However, we cannot assure you that additional funding will be available to us on acceptable terms, if at all, or that we will achieve profitable operations.


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

Net revenue for the three months ended June 30, 2000, was $107,169 compared to $380,904 for the three months ended June 30, 1999. Net revenue for the six month period ended June 30, 2000, was $296,931 compared to $557,454 for the six month period ended June 30, 1999. The decrease in net revenues is mainly attributable to the planned phase out of the Company's current telecom product line.

Cost of Sales

Cost of sales for the three months ended June 30, 2000 was $51,484, which was 48% of revenue as compared to $354,136 for the three months ended June 30, 1999, which was 93% of revenue for that period. Cost of sales for the six months ended June 30, 2000 was $229,629, which was 77% of revenue as compared to $521,884 for the six months ended June 30, 1999, which was 94% of revenue for that period.

Operating Expenses:

Research and Development Expenses

Research and development expenses increased 254% in the three months ended June 30, 2000 to $590,610 as compared with expenses of $167,068 for the three months ended June 30, 1999. Research and development expenses increased 157% in the six months ended June 30, 2000 to $891,302 as compared with expenses of $347,421 for the six months ended June 30, 1999. The increase in research and development expenses in both the three month and six month periods ended June 30, 2000 as compared to the same periods a year ago is primarily due to increased headcount, consulting, and development material spending associated with the development and prototype build of our planned future products. The Company anticipates that research and development expenses will increase each quarter from the level experienced in the first two quarters of 2000 for the balance of 2000.

Sales and Marketing Expenses

Sales and marketing expenses increased in the three months ended June 30, 2000 to $144,372 as compared to expenses of $102,586 for the three months ended June 30, 1999 as a result of increased selling and promotion activity associated with the Company's anticipated future product line. Sales and marketing expenses decreased in the six months ended June 30, 2000 to $235,457 as compared to expenses of $260,980 for the six months ended June 30, 1999 as a result of decreased selling and promotion activity associated with the Company's existing product line. We anticipate that sales and marketing expenses will grow in future quarters from the level experienced in the first two quarters of 2000 as we increase marketing activities and efforts to expand distribution of our anticipated future products.

General and Administrative Expenses

General and administrative expenses increased 21% in the three months ended June 30, 2000 to $238,764 from $197,798 in the three months ended June 30, 1999. General and administrative expenses increased 18% in the six months ended June 30, 2000 to $512,003 from $433,005 in the six months ended June 30, 1999. The increase in general and administrative expenses in both the three month and six month periods ended June 30, 2000 as compared to the same periods a year ago is primarily due to an increase in our operating lease expense as well as personnel expenses. We expect that general and administrative expenses may grow modestly in absolute dollars as we add the infrastructure necessary to accommodate expanded operations in support of our anticipated future products.

Other Income (Expense)

Other income is comprised primarily of interest on cash and short-term investment balances. Interest income (net) for the three months ended June 30, 2000 primarily reflects interest on short-term investment balances from the completion of the private placement of our common stock in September of 1999, as compared to interest income (net) for the three months ended June 30, 1999, which was near zero. The net proceeds from the private offering earned interest through investment in high quality short-term investments. For the three months ended June 30, 2000 the Company recognized interest income of $9,347 offset by interest expense of $902 as compared with interest income of $2,094 offset by interest expense of $3,954 for the same period of the prior year. For the six months ended June 30, 2000 the Company recognized interest income of $31,093 offset by interest expense of $2,031 as compared with interest income of $7,148 offset by interest expense of $8,888 for the same period of the prior year.


Provision for Income Taxes

There was no provision for federal or state income taxes for the three and six month periods ending June 30, 2000, as the Company incurred net operating losses in both periods. The Company expects to incur a net operating loss for the year
ending December 31, 2000.   As a result, the net operating loss carry forwards
will increase. At December 31, 1999, SoloPoint.com had federal and state net operating loss carry forwards of approximately $9,800,000 and $9,300,000 respectively. The Company also had federal and state research and development tax credit carry forwards of approximately $150,000 each. The net operating loss carry forwards will expire at various dates beginning in 2000 through 2019, if not utilized. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization.

Liquidity and Capital Resources

As of June 30, 2000, the Company had cash, cash equivalents, and short-term investments of $545,703 and working capital of $229,589 as compared to cash, cash equivalents, and short-term investments of $310,156 and working capital of ($55,800) at June 30, 1999. We used cash of $1,498,085 in our operating activities for the six months ended June 30, 2000. The Company's principal uses of cash during that period were to fund the Company's working capital requirements and net loss.

The Company expects to incur additional substantial losses at least through the end of calendar year 2000. The Company will need to seek additional funding during calendar 2000 in order to complete the Connectivity For Living product development and enter the Internet broadband services market. There can be no assurance that the Company will be able to raise such additional funding. In the absence of receiving additional funding, the Company anticipates that its existing capital resources and cash generated from operations, if any, will be adequate to meet the Company's cash requirements through September 30, 2000 at its anticipated level of operations. Failure to obtain funding would have a material adverse effect on the Company's business, financial condition and results of operations and could force management to curtail operations, abandon planned development activities, lay off personnel, seek an acquisition partner or even cease operations. As of June 30, 2000 the Company did not have any significant commitments for capital or other expenditures.

SoloPoint,com's capital requirements depend on many factors including market acceptance of its products, the amount of money it invests in research and development of new and enhanced products, the amount of money it invests in increased marketing and sales activities, the amount of inventory it carries as well as other factors. The Company received a report from its independent auditors on their audit of our financial statements as of December 31, 1999 containing an explanatory paragraph that describes the uncertainty as to the Company's ability to continue as a going concern due to its lack of sufficient cash to meet its projected operating expenditures for the next twelve months.
As noted above, the Company will need to seek additional equity or debt financing in 2000. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders. We cannot assure you that financing will be available in amounts or on terms acceptable to the Company, if at all.


Future Operating Results

Since its inception in 1993, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At June 30, 2000, the Company had an accumulated deficit of $18,793,635 and incurred an operating loss of $1,571,460 for the six months ended June 30, 2000. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 2000.

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


Risk Factors

Going Concern Assumptions; Future Capital Needs Uncertain; No Assurance of Future Financing

The Company has incurred cumulative net losses of $18,760,519 as of June 30, 2000 and has never achieved profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, acquire or develop new technology, and develop and market our Connectivity For Living potential future product line, implement additional internal systems and infrastructure, and hire additional personnel. We also expect to experience negative operating cash flow for the foreseeable future as we fund our operating losses and capital expenditures. We will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we will achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the market price of our common stock.

The Company will require additional funding in 2000 in order to continue operations. In the absence of receiving additional funding, the Company anticipates that its existing capital resources and cash generated from operations, if any, will be adequate to meet the Company's cash requirements until September 30, 2000 at its anticipated level of operations. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations and the Company's level of operating expenses, none of which can be predicted with any certainty. The Company intends to seek additional funding during the next three months and will possibly seek additional funding after that time. There can be no assurance that any additional financing will be available on acceptable terms, if at all, when such financing is required. Moreover, if additional financing is unavailable, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors.

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

PART II. OTHER INFORMATION
--------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An annual meeting of shareholders was held on June 20, 2000 to vote on the following:

1. To elect Edward M. Esber, Jr., Kenneth Tai, Murali Narayanan and Arthur G. Chang as directors to serve for the following year and until their successors are elected.

2. To increase the number of shares of Common Stock reserved for issuance under the Company's 1993 Incentive Stock Plan from 1,549,250 to 4,549,250 shares and to increase the limit on the number of stock options the Company can grant to an individual employee under the Incentive Stock Plan from 75,000 to 4,500,000 shares.

3. To ratify the appointment of Ernst & Young LLP as independent public accountants of the corporation for the year ending December 31, 2000.


Results of the Shareholder Vote:

1.   Election of Directors:

     The election of directors was approved as follows:

                                         In Favor        Against       Abstain       Not Voted
                                         --------        -------       -------       ---------
                                        4,544,365          7,299             0         437,693
     Edward M. Esber, Jr.
                                        4,544,365          7,299             0         437,693
     Kenneth Tai
     Murali Narayanan                   4,544,365          7,299             0         437,693
     Arthur G. Chang                    4,544,365          7,299             0         437,693


                                         In Favor        Against       Abstain       Not Voted
                                         --------        -------       -------       ---------
                                        3,174,741         68,591         2,500       1,743,525
2.   Approval of Amendment of
     1993 Incentive Stock Plan:


                                         In Favor        Against       Abstain       Not Voted
                                         --------        -------       -------       ---------
3.   Approval of Ratification of
     Ernst & Young LLP as               4,541,089          6,200         4,375         437,693
     independent public accountants
     of the corporation for the year
     ending December 31, 2000:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

27    - Financial Data Schedule

b)   Reports on Form 8-K

      - None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 14, 2000                              SOLOPOINT.COM, INC.



by: /s/ Arthur G. Chang                       by:/s/ Thomas J. Muise
-----------------------                       ----------------------

Arthur G. Chang                              Thomas J. Muise
President and CEO                            Chief Financial Officer
(Duly Authorized Officer)                    (Principal Accounting Officer)