Form 10QSB
period 2000-09-30
SOLOPOINT COM INC
filed 2000-11-14
CIK 1017545

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934

For the fiscal quarter ended: September 30, 2000 or


     Transition report pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934

For the transition period from                       to
                               ---------------------    --------------------

Commission file number:  0-21037

                              SoloPoint.com, Inc.
            (Exact name of registrant as specified in its charter)

               California                            77-0337580

     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)            Identification Number)

           130B Knowles Drive
             Los Gatos, CA                             95032

 (address of principal executive offices)            (zip code)

    Registrant's telephone number, including area code:     (408) 364-8850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's class of common ("Common Stock"), as of the latest practicable date.


                Class                 Outstanding at September 30, 2000
     Common Stock - no par value                  4,989,357

                              SoloPoint.com, Inc.

                                     INDEX

                                                                              Page No.
                                                                              --------
          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Condensed Statements of Operations                                      3
          three and nine months ended September 30, 2000 and 1999
          and the period March 26, 1993 (inception) through September 30, 2000

          Condensed Balance Sheet                                                 4
          September 30, 2000

          Condensed Statements of Cash Flows                                      5
          nine months ended September 30, 2000 and 1999
          and the period March 26, 1993 (inception) through September 30, 2000

          Notes to Condensed Financial Statements                                 6

Item 2    Management's Discussion and Analysis of Financial                       8
          Condition and Results of Operations


          PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                      14

Item 6    Exhibits and Reports on Form 8-K                                       14

          Signatures                                                             15

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                              SoloPoint.com, Inc.
                         (a development stage company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                        Period from
                                                                                                       March 26, 1993
                                                                                                        (inception)
                                              Three months ended              Nine months ended           through
                                                 September 30                    September 30           September 30,
                                             2000             1999           2000            1999           2000
                                          ----------       ----------    -----------     -----------    ------------
Net revenues                              $   67,043       $  684,065    $   363,974     $ 1,241,519    $  3,429,760
Cost of sales                                 13,289          691,535        242,918       1,213,419       3,917,084
                                          ----------       ----------    -----------     -----------    ------------
Gross margin                                  53,754           (7,470)       121,056          28,100        (487,324)

Costs and expenses:
  Research and development                   306,611          179,481      1,197,913         526,902       7,562,706
  Sales and marketing                         51,004           91,289        286,461         352,269       4,703,941
  General and administrative                 212,601          306,880        724,604         739,885       6,750,101
                                          ----------       ----------    -----------     -----------    ------------
                                             570,216          577,650      2,208,978       1,619,056      19,016,748
                                          ----------       ----------    -----------     -----------    ------------
Loss from operations                        (516,462)        (585,120)    (2,087,922)     (1,590,956)    (19,504,072)
Interest income (expense), net                 2,678           (1,538)        31,740          (3,278)        229,769
                                          ----------       ----------    -----------     -----------    ------------
Net loss                                  $ (513,784)      $ (586,658)   $(2,056,182)    $(1,594,234)   $(19,274,303)
                                          ==========       ==========    ===========     ===========    ============

Basic and diluted net loss per share      $     (.10)      $     (.23)   $      (.41)    $      (.71)
                                          ==========       ==========    ===========     ===========

Shares used in computing
 basic and diluted net loss per share      4,989,357        2,550,068      4,986,610       2,236,061
                                          ==========       ==========    ===========     ===========

                            See accompanying notes.

                              SoloPoint.com, Inc.
                         (a development stage company)

                            CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                             September 30, 2000
                                                             ------------------
ASSETS

Current assets:
          Cash and cash equivalents                             $     90,307
          Other current assets                                        15,541
                                                                ------------

Total current assets                                                 105,848

Furniture and equipment, at cost:
          Computers and software                                     311,336
          Furniture and fixtures                                     288,562
          Accumulated depreciation and amortization                 (558,034)
                                                                ------------

Total furniture and equipment, net                                    41,864

Other assets:
          Note receivable from related party                          26,086
          Long-term deposits                                          37,997
                                                                ------------

Total other assets                                                    64,083
                                                                ------------

Total assets                                                    $    211,795
                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
          Accounts payable                                      $    283,510
          Accrued compensation                                        39,045
          Notes payable, current portion                               6,056
          Deferred revenue                                            47,630
          Other accrued liabilities                                    8,835
                                                                ------------

Total current liabilities                                            385,076

Shareholders' equity (deficit):
          Common stock                                            19,134,138
          Deficit accumulated during the development stage       (19,307,419)
                                                                ------------

Total shareholders' equity (deficit)                                (173,281)
                                                                ------------

Total liabilities and shareholders' equity (deficit)            $    211,795
                                                                ============

                            See accompanying notes

                                SoloPoint, Inc.
                         (a development stage company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                     Period from
                                                                                                                   March 26, 1993
                                                                                                                    (inception)
                                                                                        Nine months ended             through
                                                                                           September 30             September 30,
                                                                                       2000           1999              2000
                                                                                   ---------------------------      ------------
Operating activities
Net loss                                                                           $(2,056,182)    $(1,594,234)     $(19,274,303)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Common stock, preferred stock, and options issued for services                      118,570               -           209,270
   Preferred stock issued for interest payable                                               -               -            49,832
   Interest income on note receivable from related party                                 1,087               -             1,087
   Provision for inventory                                                                   -               -           823,754
   Depreciation and amortization                                                        15,708          69,865           558,034
   Changes in operating assets and liabilities                                           3,072         311,794          (462,447)
                                                                                   -----------     -----------      ------------
Net cash provided by (used in) operating activities                                 (1,917,745)     (1,212,575)      (18,094,773)

Investing activities
Acquisitions of furniture and equipment                                                (26,346)        (11,746)         (585,501)
Notes receivable from related parties                                                  (25,000)              -           (60,000)
Payment received from shareholder                                                            -               -             1,500
Proceeds from sale of short-term investments                                         1,463,900               -                 -
Deposits and other assets                                                                    -               -           (37,997)
                                                                                   -----------     -----------      ------------
Net cash provided by (used in) investing activities                                  1,412,554         (11,746)         (681,998)

Financing activities
Proceeds from convertible notes payable to shareholders                                      -               -         1,120,000
Proceeds from convertible notes payable                                                      -               -         1,813,000
Proceeds from notes payable                                                                  -               -           191,496
Principal payment on bank line of credit, net                                                -        (100,000)                -
Principal payments on capital lease obligations                                        (32,858)        (39,362)         (199,834)
Proceeds from notes receivable from shareholders                                             -          59,770           157,500
Proceeds from sale of preferred stock, net of issuance costs                                 -               -         3,951,622
Issuance of common stock, net of repurchases and issuance costs                          5,994       3,053,125        11,833,294
                                                                                   -----------     -----------      ------------
Net cash provided by (used in) financing activities                                    (26,864)      2,973,533        18,867,078

Net increase (decrease) in cash                                                       (532,055)      1,749,212            90,307
Cash at beginning of period                                                            622,362       1,005,845                 -
                                                                                   -----------     -----------      ------------
Cash at end of period                                                              $    90,307     $ 2,755,057      $     90,307
                                                                                   ===========     ===========      ============

                            See accompanying notes.

                              SoloPoint.com, Inc.
                         (a development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. General: The condensed financial statements for the three and nine month periods ended September 30, 2000 and 1999 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the year ended December 31, 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3. Comprehensive Income: Comprehensive income includes changes in the balances of items that are reported directly in a separate component of shareholders' equity (deficit) on the balance sheet. The Company does not have any items reported directly in a separate component of shareholders' equity (deficit) and therefore, the Company's comprehensive loss for the three and nine month periods ended September 30, 2000 and 1999 and for the period from March 26, 1993 (inception) through September 30, 2000 is equal to its reported net loss.

4. Segment Reporting: The Company has determined that it operates in only one segment. The Company identified its operating committee as the chief decision-makers for the period ended September 30, 2000. The Company's operating committee evaluated revenue performance based on the one segment. Within the operating committee, employee headcount and operating costs are managed by functional area (i.e., general and administrative, research and development, and sales and marketing) and only reviewed these metrics on a company-wide basis. Thus, FAS 131 does not require any additional disclosures for either revenues or costs.

5. Recently Issued Pronouncements: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will be required to comply with the guidance in SAB 101 in the fourth quarter of 2000. Management does not currently believe that the adoption of SAB 101 will have a material effect on the financial position or results of operations of the Company.

6. Major Customers: During the nine month period ended September 30, 2000, two customers accounted for 88% of net revenue. During the nine month period ended September 30, 1999 two customers accounted for 88% of net revenue.

7. Related Party Transaction: In April 2000, the Company provided to Arthur Chang, President and CEO of the Company, a $25,000 loan which bears interest at 9% per annum. The note plus accrued interest is due April 6, 2004.

8. Subsequent Events: On October 11, 2000, the Company obtained bridge financing totaling $250,000 in the form of secured convertible promissory notes from four existing shareholders. Each note bears interest at a rate of 8% and is due on December 31, 2000. In addition, a total of 75,000 fully vested and immediately exercisable common stock warrants were issued with an exercise price of $3.00, expiring in March, 2002. A general security interest in all of the assets of the Company was provided as security. Upon the closing of the

    Company's next equity financing, if any, the outstanding aggregate principal amount of the notes plus all accrued but unpaid interest to date shall automatically convert into that number of common shares of the next equity financing determined by dividing the notes plus accrued interest by the price per share of the next equity financing.

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

To date, SoloPoint.com's working capital requirements have been met through the sale of equity and debt securities and relatively minimal revenues from product sales. The Company has sustained significant operating losses in every fiscal period since inception and expects to incur substantial quarterly losses at least through the end of calendar year 2000 and possibly longer. The Company has insufficient cash to continue its operations beyond November 30, 2000 at its projected level of operations. SoloPoint.com's ability to continue as a going concern is dependent upon it successfully raising additional equity or debt financing and, ultimately, upon achieving profitable operations. However, the Company cannot assure that additional funding will be available on acceptable terms, if at all, or that the Company will achieve profitable operations.

The Company has scheduled a senior management meeting on Thursday, November 16, 2000 to review the status of the Company's efforts to raise additional equity or debt financing, as well as to decide the future direction of the Company. Senior management has conducted an extensive search for an outside investor to lead the round of financing required to allow the Company to continue as an ongoing concern; however, as of the date of this filing, no such lead investor has been identified. If the Company fails to identify a lead investor by the time of the senior management meeting scheduled on Thursday, November 16, 2000, the Company may be forced to curtail operations, abandon planned development activities, lay off personnel, seek an acquisition partner or cease operations.

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

Net revenue for the three months ended September 30, 2000, was $67,043 compared to $684,065 for the three months ended September 30, 1999. Net revenue for the nine month period ended September 30, 2000, was $363,974 compared to $1,241,519 for the nine month period ended September 30, 1999. The decrease in net revenues is attributable to the planned discontinuation of the Company's telecom product line.

Cost of Sales

Cost of sales for the three months ended September 30, 2000 was $13,289, which was 20% of revenue as compared to $691,535 for the three months ended September 30, 1999, which was 101% of revenue for that period. Cost of sales for the nine months ended September 30, 2000 was $242,918, which was 67% of revenue as compared to $1,213,419 for the nine months ended September 30, 1999, which was 98% of revenue for that period. The improvement in cost of sales as a percent of net revenue is attributable to an increase in repair service revenue as well as the sale of inventory parts that had previously been fully reserved.

Operating Expenses:

Research and Development Expenses

Research and development expenses increased 71% in the three months ended September 30, 2000 to $306,611 as compared with expenses of $179,481 for the three months ended September 30, 1999. Research and development expenses increased 127% in the nine months ended September 30, 2000 to $1,197,913 as compared with expenses of $526,902 for the nine months ended September 30, 1999. The increase in research and development expenses in both the three month and nine month periods ended September 30, 2000 as compared to the same periods a year ago is primarily due to increased headcount, consulting, and development material spending associated with the development and prototype build of our planned future products. We anticipate that research and development expenses will grow in future quarters from the level experienced in the first three quarters of 2000 as we increase activities and efforts to complete the development of our anticipated future products.

Sales and Marketing Expenses

Sales and marketing expenses decreased 44% in the three months ended September 30, 2000 to $51,004 as compared to expenses of $91,289 for the three months ended September 30, 1999. Sales and marketing expenses decreased 19% in the nine months ended September 30, 2000 to $286,461 as compared to expenses of $352,269 for the nine months ended September 30, 1999. The decrease in sales and marketing expenses in both the three month and nine month periods ended September 30, 2000 as compared to the same periods a year ago is primarily due to decreased selling and promotion activity associated with the Company's discontinued telecom product line. We anticipate that sales and marketing expenses will grow in future quarters from the level experienced in the first three quarters of 2000 as we increase marketing activities and efforts to expand distribution of our anticipated future products.

General and Administrative Expenses

General and administrative expenses decreased 31% in the three months ended September 30, 2000 to $212,601 from $306,880 in the three months ended September 30, 1999. General and administrative expenses decreased 2% in the nine months ended September 30, 2000 to $724,604 from $739,885 in the nine months ended September 30, 1999. The decrease in general and administrative expenses in both the three month and nine month periods ended September 30, 2000 as compared to the same periods a year ago is primarily due to a decrease in personnel expenses. We expect that general and administrative expenses may grow modestly in absolute dollars as we add the infrastructure necessary to accommodate expanded operations in support of our anticipated future products.

Interest Income (Expense). net

Interest income (expense). net is comprised primarily of interest on cash and short-term investment balances. Interest income (net) for the three months ended September 30, 2000 primarily reflects interest on short-term investment balances from the completion of the private placement of our common stock in September of 1999, as compared to interest income (net) for the three months ended September 30, 1999, which was near zero. The net proceeds from the private offering earned interest through investment in high quality short-term investments. For the three months ended September 30, 2000 the Company recognized interest income of $2,895 offset by interest expense of $217 as compared with interest income of $1,659 offset by interest expense of $3,197 for the same period of the prior year. For the nine months ended September 30, 2000 the Company recognized interest income of $33,988 offset by interest expense of $2,248 as compared with interest income of $8,808 offset by interest expense of $12,085 for the same period of the prior year.

Provision for Income Taxes

There was no provision for federal or state income taxes for the three and nine month periods ending September 30, 2000, as the Company incurred net operating losses in both periods. The Company expects to incur a net operating loss for the year ending December 31, 2000. As a result, the net operating loss carry forwards will increase. At December 31, 1999, SoloPoint.com had federal and state net operating loss carry forwards of approximately $9,800,000 and $9,300,000 respectively. The Company also had federal and state research and development tax credit carry forwards of approximately $150,000 each. The net operating loss carry forwards will expire at various dates beginning in 2000 through 2019, if not utilized. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the "Code") and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization.

Liquidity and Capital Resources

As of September 30, 2000, the Company had cash, cash equivalents, and short-term investments of $90,307 and a working capital deficiency of $279,228 as compared to cash, cash equivalents, and short-term investments of $2,755,057 and working capital of $2,531,184 at September 30, 1999. We used cash of $1,917,745 in our operating activities for the nine months ended September 30, 2000. The Company's principal use of cash during that period was to fund the net loss. On October 11, 2000, the Company obtained bridge financing totaling $250,000 in the form of secured convertible promissory notes from four existing shareholders. Each note bears interest at a rate of 8% and is due on December 31, 2000. In addition, a total of 75,000 fully vested and immediately exercisable common stock warrants were issued with an exercise price of $3.00, expiring in March, 2002. A general security interest in all of the assets of the Company was provided as security. Upon the closing of the Company's next equity financing, if any, the outstanding aggregate principal amount of the notes plus all accrued but unpaid interest to date shall automatically convert into that number of common shares of the next equity financing determined by dividing the notes plus accrued interest by the price per share of the next equity financing.

SoloPoint.com's capital requirements depend on many factors including market acceptance of its products, the amount of money it invests in research and development of new and enhanced products, the amount of money it invests in increased marketing and sales activities, the amount of inventory it carries as well as other factors. The Company received a report from its independent auditors on their audit of our financial statements as of December 31, 1999 containing an explanatory paragraph that describes the uncertainty as to the Company's ability to continue as a going concern due to its lack of sufficient cash to meet its projected operating expenditures for the next twelve months. As noted above, the Company will need to seek additional equity or debt financing in 2000. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders. We cannot assure you that financing will be available in amounts or on terms acceptable to the Company, if at all.

The Company expects to incur additional substantial losses at least through the end of calendar year 2000. The Company will need to seek additional funding during calendar 2000 in order to complete the Connectivity For Living product development and enter the Internet broadband services market. There can be no assurance that the Company will be able to raise such additional funding. The Company has insufficient cash to continue its operations beyond November 30, 2000 at its projected level of operations. SoloPoint.com's ability to continue as a going concern is dependent upon it successfully raising additional equity or debt financing and, ultimately, upon achieving profitable operations. However, the Company cannot assure that additional funding will be available on acceptable terms, if at all, or that the Company will achieve profitable operations.

The Company has scheduled a senior management meeting on Thursday, November 16, 2000 to review the status of the Company's efforts to raise additional equity or debt financing, as well as to decide the future direction of the Company. Senior management has conducted an extensive search for an outside investor to lead the round of financing required to allow the Company to continue as an ongoing concern; however, as of the date of this filing, no such lead investor has been identified. If the Company fails to identify a lead investor by the time of the senior management meeting scheduled on Thursday, November 16, 2000, the Company may be forced to curtail operations, abandon planned development activities, lay off personnel, seek an acquisition partner or cease operations.


Future Operating Results

Since its inception in 1993, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At September 30, 2000, the Company had an accumulated deficit of $19,307,419 and incurred an operating loss of $2,087,922 for the nine months ended September 30, 2000. The Company expects to continue to incur substantial operating losses at least through its fiscal year ending December 31, 2000.

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


Risk Factors

Going Concern Assumptions; Future Capital Needs Uncertain; No Assurance of Future Financing

The Company has incurred cumulative net losses of $19,274,303 as of September 30, 2000 and has never achieved profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, acquire or develop new technology, and develop and market our Connectivity For Living potential future product line, implement additional internal systems and infrastructure, and hire additional personnel. We also expect to experience negative operating cash flow for the foreseeable future as we fund our operating losses and capital expenditures. We will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we will achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the market price of our common stock.

To date, SoloPoint.com's working capital requirements have been met through the sale of equity and debt securities and relatively minimal revenues from product sales. The Company has sustained significant operating losses in every fiscal period since inception and expects to incur substantial quarterly losses at least through the end of calendar year 2000 and possibly longer. The Company has insufficient cash to continue its operations beyond November 30, 2000 at its projected level of operations. SoloPoint.com's ability to continue as a going concern is dependent upon it successfully raising additional equity or debt financing and, ultimately, upon achieving profitable operations. However, the Company cannot assure that additional funding will be available on acceptable terms, if at all or that the Company will achieve profitable operations. Moreover, if additional financing is unavailable, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors.

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

Discontinuation of Product Development in Personal Communications Management Products; Future Revenue Dependent on New Product Development

The Company will fulfill all existing agreements for shipment and support of existing personal communications management products; however, it does not intend to continue to actively market and sell its existing telecom product line. Future revenue, if any, will be comprised of sales of the remaining inventory of existing personal communications management products, as well as sales of the Connectivity For Living product line currently under development. Any factors adversely affecting the pricing of, demand for or market acceptance of these products, including competition or technological change, could negatively affect our results of operations. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the adoption of Internet broadband services over competing technologies, the growth and changing requirements of the market for Internet broadband services, the successful development of our relationships with Internet service providers and Internet content providers, the performance, quality, price and total cost of ownership of our products and services, and the performance, quality, price, total cost of ownership and availability of competing products and services. If we are not successful in developing and marketing new and enhanced Internet broadband services products that keep pace with technology and our customer's needs, our operating results will suffer. The market for our products is new and emerging, and is characterized by rapid technological advances, changing customer needs and evolving industry standards. Accordingly, to realize our expectations regarding our operating results, we depend on our ability to develop, in a timely manner, new products that keep pace with developments in technology, meet evolving customer requirements, and enhance our current product offerings and deliver those products through appropriate distribution channels. Developing new products and product enhancements requires significant additional expenditures in research and development. We may not be successful in developing and marketing, on a timely and cost-effective basis, either enhancements to our products or new products that respond to technological advances and satisfy increasingly sophisticated customer needs. If we fail to introduce new products, or enhancements to existing products, our operating results will suffer. In addition, if new industry standards emerge that we do not anticipate or adapt to, our products could be rendered obsolete and our business could be harmed.

Risks Associated with Strategic Relationships

The Company believes that its future success, if any, will be largely dependent on its ability to either sell its products to or enter into joint marketing arrangements with Internet Service Providers (ISPs) and Internet Content Providers in the United States, as well as its ability to sell advertising on its Connectivity For Living solution platform. A failure by the Company to develop significant relationships with Internet Service Providers, Internet Content Providers, or advertisers would have a materially adverse effect on the Company's business and operating results. Even if the Company is successful in establishing alliances or relationships with ISPs, Internet Content Providers, advertisers or other strategic partners, there can be no assurance that such alliances or relationships will result in an increase in the Company's distribution channels or product revenues or otherwise provide any benefit to the Company. In addition, the strategic partners may be in direct or indirect competition with the Company or among each other. The presence of potential or actual conflicts of interest could materially adversely affect the Company's relationships with potential strategic partners, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

On August 8, 2000, CT Continental, Inc. filed a legal action against the Company for non-payment of outstanding invoices. On October 10, 2000, the Company and CT Continental signed a Settlement and Release Agreement that calls for the Company to pay CT Continental, Inc. $15,000 on October 11, 2000, and $110,274.58 on November 30, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

27      -  Financial Data Schedule

b)   Reports on Form 8-K

        -  None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   November 14, 2000                              SOLOPOINT.COM, INC.



by:  /s/ Arthur G. Chang                   by: /s/Thomas J. Muise
------------------------                   ----------------------

Arthur G. Chang                            Thomas J. Muise
President and CEO                          Chief Financial Officer
(Duly Authorized Officer)                  (Principal Accounting Officer)